Form 10KSB/A
period 2000-03-31
BAJA INTERNATIONAL FOODS INC
filed 2001-02-08
CIK 1099262

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

                 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                  NeXstage Corp.
               (Name of Small Business Issuer in its charter)

Nevada                                                      86-0746355
----------------------------------                   ------------------------
(State or other jurisdiction of                      I.R.S. Employer ID. No.)
incorporation or organization)

3550 N. Central Avenue, Suite 120
Phoenix, AZ                                                     85012
----------------------------------                       ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code              602-235-9555
----------------------------------                       ------------------

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Title of each class to be so registered

                                   Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     -----    -----

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended March 31, 2000 were $2,360,079.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999 is impractical to determine because NeXstage's common stock is not quoted on any quotation medium.

As at March 31, 2000, there were 2,348,111 shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one)

                            Yes      No   X
                               -----    -----
PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.

                                TABLE OF CONTENTS

       PART I
       ------

Item 1     Description of Business.....................................    1
Item 2     Description of Property.....................................   20
Item 3     Legal Proceedings...........................................   20
Item 4     Submission of Matters to a Vote of Security Holders.........   20

       PART II
       -------

Item 5     Market for Common Equity and Related Stockholder Matters ...   22

Item 6     Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................   23

Item 7     Financial Statements and Supplementary Data ................   35

Item 8     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ........................   61

PART III

Item 9     Directors and Executive Officers of the Registrant .........   61

Item 10    Executive Compensation .....................................   61

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions .............   61


Item 13    Exhibits and Reports on Form 8-K ............................  61

SIGNATURES ...............................................................63


          PART I
          ------

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

NeXstage Corp.,(the "Company"), a Nevada Corporation, was incorporated on September 30, 1993, and, up until March 31, 2000, had planned operations to engage in the business of franchising Mexican style fast food, which will be similar the operation of SUBWAY (tm) sandwich franchises. On March 31, 2000,

NeXstage entered into an agreement and plan of merger and reorganization with Cyber-Village, Inc., the final terms of which were consummated on August 30, 2000. It changed its name to NeXstage effective September 30, 2000, and consolidated its operations in the interim period.

The agreement of reorganization provides for a 2.35 to one forward split of the outstanding share capital of NeXstage, and the issuance of an additional 21,766,986 shares in exchange for all of the outstanding shares of Cyber Village, Inc.

During consolidated operations, NeXstage adopted a new plan of operations as a business accelerator, providing expansion assistance to companies which have been in operation from three to five years, in the areas of management, marketing, finance, human resources, web development and information technology, accounting and legal, business model analysis, and business development.

NeXstage Corp. is still a development stage corporation. Its current operations are limited to raising capital for the implementation of its planned operations, as enumerated above. NeXstage has been in the development stage since its inception in 1993. Its activities in the past three years have been limited to obtaining equity financing for the implementation of its business plan. It developed its business plan in 1996. NeXstage's stock is currently not quoted on any quotation medium, and there have been no reorganizations in the past three years.

NeXstage has not booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. NeXstage has no product development and research and development costs.

NeXstage's mailing address is P.O. Box 6154, Scottsdale, AZ 85261. The address of its principal executive offices is: 7316 E. Tuckey Lane, Scottsdale, AZ 85250. The telephone number of its principal executive office is (480) 991-8342, and the fax number is (480) 991-8551.

In General

NeXstage is a development stage company, with planned operations to engage in the business of "accelerating" small companies with three to five years' experience who seek to expand their operations. NeXstage plans to build a business "accelerator", which will provide its small business clients with services which one would expect to find in a larger company, that would ordinarily be too costly for its clients to provide themselves with.

The following "back office" functions would be maintained for a client by NeXstage, which will save the client the time and expense of developing these departments for itself, thus allowing the client to concentrate on the most important aspects of the development of its products or services:

     Sales, marketing and brand management
     Executive and staff recruiting
     Web development and information technology
     Human resources
     Accounting and legal resources

     Capital formation assistance
     Business model analysis
     Business development


THE INDUSTRY

NeXstage does not fall neatly into one particular industry. Our model is a compilation of venture capital, incubator and consolidator industries. A business incubator is a company which provides a development stage company with marketing, public relations, recruiting, accounting, legal and financial services. Our model is not an incubator model, which focuses on taking a start up company public as soon as possible, but a business accelerator for more seasoned companies, to take them to the next level of business development.

Business incubators reduce the risk of small business failures. The National Business Incubator Association, or NBIA, member incubators report that 87% of all firms that graduate from their incubators are still in business. An incubation program's goal is to produce successful graduates,; businesses that are financially viable and freestanding when they leave the incubator after a period of two to three years. Incubators provide hands-on management assistance, access to financing and exposure to critical business or technical support services. They also offer shared office services and access to equipment.

Every year more than 400,000 entrepreneurs start new businesses in the United States and, of those, 350,000 close before the end of the first year. NBIA estimates that over 80% of firms cultivated in an incubator have kept their doors open after five years of operation. North American incubators have created nearly 19,000 companies still in business, and more then 240,000 jobs. Incubated companies experience greater than 400% average increase in sales from start to graduation, greater than $2000,000 average annual growth in sales, and a 300% increase in employment.


Incubators can make money by charging services fees or taking a percentage of revenues from incubated companies. Many of them take equity stakes of 40% to 60% of their clients. NeXstage will obtain an equity position in each company that it services, along with a percentage of revenues. 75% of incubator facilities are less than 40,000 square feet. Incubators overall served an average of 20 entrepreneurial firms in 1997.

The primary sponsors of incubators in North America, according to NBIA, are:

51% of North American facilities are nonsponsored by government an nonprofit organizations, and are primarily for economic development.
27% are academic related, affiliated with universities and colleges, and share the same objectives of public and private incubators. In addition, they provide faculty with research opportunities, and alumni, faculty and associated groups with startup business opportunities.
16% are joint efforts among government, nonprofit agencies and/or private developers. These partnerships may offer the incubator access to government funding and resources, and private sector expertise and financing 8% are private, for profit incubators, run by investment groups or real estate development partnerships. Their primary interests are economic reward for investment in tenant firms, new technology applications and other technological transfers, and added value through development of commercial and industrial real estate.

5% are incubators sponsored by a variety of non-conventional sources such as art organizations, native American groups, church groups, chambers of commerce, port districts, and other enterprises.


SERVICES

NeXstage's function will be similar to an incubator, but it will service only businesses which have been established for three to five years, with the objective to bring them to the next stage of development of their business potential. In order to achieve this, we will develop a facility which includes the equipment and personnel necessary to provide the following services:

Sales, marketing and brand management: We will provide guidance to our clients' sales, marketing, product positioning, and advertising efforts through regular meetings attended by staff from each company. We will have a marketing department which will co-ordinate marketing resources for all our companies, providing marketing information, market research, advertising services, public relations support, promotional assistance and other marketing related services. Executive and staff recruiting and human resources: We will develop a human resources department and referral system which will assist in placing talent in each one of our companies. Our human resources department will provide other human resources assistance to our companies, including payroll, recruiting of all employees, advice and support on tax preparation, benefits, hiring, human resource compliance, orientation, and termination.

Web Development and Information Technology: We will provide assistance in Internet web development and support. We will also offer access to common information technology systems that will enable clients to cost-effectively manage their e-mail hosting, website hosting, and other functions.
Accounting and legal expertise: We will develop a consolidated accounting system which will eliminate the need for an accounting department in our companies. Our accounting and legal professionals will provide services such as corporate finance, accounting, treasury functions, financial reporting, intellectual property protection, contracts, licensing, and deal structuring and negotiation.

Business model analysis: We will provide strategic direction and market intelligence to our companies concerning topics such as market positioning and competitive trends. Experienced professionals will work closely with our companies to improve sales efficiency, evaluate and negotiate alliances, and identify management priorities. Financial analysts will also be available to help particular companies model their businesses and identify the key drivers of their financial results.

Business development: Our environment will promote the sharing of knowledge, relationships and business opportunities among our clients. We will assist our companies in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions and other transactions.

PATENTS

NeXstage holds no patents or intellectual property. The trademark, "Go Laredo!" will be filed in the United States Patent and Trademark Office, but there can be no assurance that the mark will be registered until that filing process has been completed. The trademark is owned by Tom E. Hays and Susan Hays, and has been exclusively licensed to NeXstage by its owners.


RAW MATERIALS AND PRINCIPAL SUPPLIERS AND VENDORS

There are no raw materials used in NeXstage's services.

GOVERNMENT REGULATION

NeXstage's business is not dependent upon one or a few major customers. Government approval is not necessary for NeXstage's business, and government regulations have no or only a negligible effect on their respective businesses.


EMPLOYEES

NeXstage presently employs five employees; its President and CFO, David Smith, its CEO and Chairman, Edward Crosby, its Vice President Corporate Finance, Tim Johnston, its Vice President, Business Development, Jay Quinn, and its working board member in charge of planning and operations, Lawrence Tahler.


ITEM 2. DESCRIPTION OF PROPERTY

NeXstage currently maintains offices, telephones and basic office equipment in the home of its president, David Smith. It has no other property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which NeXstage is a party or to which the property interests of NeXstage is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fiscal year ended March 31, 2000.


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

NeXstage's common stock is not quoted on any quotation medium, and there is no current market for NeXstage's stock.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the agreement of reorganization, and contingent upon the successful closing of the agreement, on March 31, 2000, we issued the following shares, in reliance upon the exemption from registration contained within Section 4(2) of the Securities Act of 1933. Each purchaser was an affiliate who had access to all corporate records and financial information:

5,145,625 shares of common stock to Deltron, Incorporated, a Wyoming Corporation beneficially owned by David S. Smith
5,000,000 shares of common stock to David S. Smith
5,080,000 shares of common stock to R. Edward Crosby
2,358,981 shares of common stock to Tom Hays
5,020,000 shares of common stock to Lawrence Tahler


In accordance with the agreement of reorganization, on March 31, 2000, 1,580,934 shares of common stock were issued to the existing non-affiliated shareholders of Cyber Village, Inc., pursuant to the exemption from registration contained within Regulation D, and NeXstage has agreed to register the shares under Form S-4.

PENNY STOCK STATUS

NeXstage's common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealer by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.

NASD Bulletin Board.


SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of NeXstage outstanding as of March 31, 2000 was approximately 921.

DIVIDENDS

No dividends have been declared or paid on NeXstage's common stock, and NeXstage does not intend to pay dividends in the near future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

In General

NeXstage is a development stage corporation, with planned operations to engage in the business of business accelerator, providing expansion assistance to companies which have been in operation from three to five years, in the areas of management, marketing, finance, human resources, web development and information technology, accounting and legal, business model analysis, and business development.

During the next twelve months, NeXstage plans to satisfy its cash requirements by additional equity financing. There can be no assurance that NeXstage will be successful in raising additional equity financing unless its securities are quoted on the NASD OTC Bulletin Board, and there can be no assurance that NeXstage will be able to obtain a quote of its securities on the Bulletin Board. If NeXstage is not able to raise equity capital, it will be able to satisfy its cash requirements for the next twelve months by contributions or loans from its founder, Tom Hays. NeXstage intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. NeXstage depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that NeXstage will be successful in raising the capital it requires unless and until NeXstage's position with regard to the quotation of its securities has been resolved.

NeXstage is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that NeXstage will be successful in raising the capital it requires through the sale of its common stock.

There are no contemplated product research and development costs NeXstage will perform for the next twelve months. NeXstage anticipates the hiring of a clerical staff within the next twelve months, and the leasing of at least 250 square feet of office space. There is no expected purchase or sale of any plant or significant equipment, other than office equipment for the new office. NeXstage has no current material commitments.

Forward Looking Statements

This registration statement contains forward-looking statements. NeXstage's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 7.    FINANCIAL STATEMENTS:

NeXstage's financial statements for the years ended March 31, 2000, 1999 and 1998 are included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with NeXstage's independent accountant during the fiscal year ended March 31, 2000.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Executive Officers of NeXstage, and their ages, are as follows:

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

 The Executive Officers of NeXstage and its subsidiaries, and their ages, are as follows:

 Name                     Age                          Position
 ----------               ---                          --------
Edward Crosby             53                     Chairman, CEO, Director

David S. Smith             64                    President, CFO, Director

Tim Johnston               32                    Vice President, Director

Jay Quinn                  44                    Vice President, Director

Lawrence E. Tahler         55                    Director

Tom E. Hays                60                    Director

------

Edward Crosby. Mr. Crosby is the current Chairman, Chief Executive Officer, Secretary and Director of NeXstage, since March 31, 2000. He has also been the president and Chief Executive Officer since inception of Crosby Financial Corporation, since 1970; the chief executive officer of ECO Technology, Inc., from 1997 to the present; the managing director of Global Equity Organization, from 1992 through 1997; the president of C&T Property, Inc., from 1996 through 1998; and the president of RE Crosby.com, Inc., from 1996 to present.

David S. Smith. Mr. Smith is the current president, chief financial officer, and director of NeXstage, since March 31, 2000. He is also the current president of Multicapital Services, Inc. since November, 1996. He was the co-founder and president of Executive Consultants, Inc. from 1970 through 1987. He served as Secretary and Director of Minco American Corp. and chief financial officer from 1987 through 1996. He holds a B.S. in Business Administration from University of Arizona, 1957.

Tim Johnston. Mr. Johnston is the Vice President and director of NeXstage since March 31, 2000. From March 1999 to the present, he has served as an independent financial consultant, developing business plans and the raising of venture capital. From January 1999 through April, 1999, he was employed as a partner of Soyuz Advisors in Moscow, Russian, developing and implementing a business plan to fund a $10 million private deal concerning the conversion of a high tech. Military plant to a non-military enterprise. From May, 1997 through November, 1998, he was employed by Alfa Asset Management, in Moscow, Russian, as Executive Director of Marketable Securities. From October, 1995 through April, 1997, he served as Senior Sales/Trader in funds, hedge funds, and high net worth individuals for Rinaco Plus Securities. From December, 1994 through October, 1995, he acted as Director of Business Development for C.A. & Co., a Russian brokerage house in Moscow. From May, 1994 through November, 1994, he worked as Operation and Logistics Consultant for Reebok Russia. From 1992 through 1994, he worked as owner and director of sales and marketing for Johnston Medical Supply. Mr. Johnston holds a B.S. in International Business Management from Arizona State University, 1994.

Jay Quinn. Mr. Quin is the current Vice President and Director of NeXstage since March 31, 2000. From August 1, 1996 through August 31, 2000, he served as the president of Potomac Capital, a business development firm which specialized in making investments for new technology firms, structuring of public offerings, and underwriting of publicly held securities. From 1989 through 1996, he was the founder of Potomac Home Mortgage Corp., the largest mortgage brokerage firm in Maryland. From 1977 through 1981 he was president and CEO of Eagle Financial Group, Ltd. From 1978 through 1981 he also served as president and CEO of Realty Data Corporation.

Lawrence Tahler. Mr. Tahler is a current director of NeXstage since March 31, 2000. He is currently the president of Cyber Concepts Corporation since 1998. From 1996 to January 1998 he was president and CEO of World Web Collectibles Malls. From May 1993 through January 1996 he served as president and CEO of Lease Consultants International, Inc. From April 1987 through April 1992 he served as president and CEO of Horizon Investment Group, Ltd. From 1982 through 1986 he was employed as president and CEO of Capital Venture Group, Ltd.

Tom E. Hays. Mr. Hays is the Secretary/Treasurer and Director of NeXstage, and has been so employed since its inception. He is also as the co-owner, with Susan Hays, of the trademark, "Go Laredo!" He is also the President and Director of Platinum Pearls, Inc., as has been such since its inception. Mr. Hays is an accomplished photographer, artist, and a published songwriter, music producer, cinematographer, graphic designer and video producer. In 1987, Mr. Hays took over leadership of an Oklahoma company engaged in the "quick oil change" business, turned NeXstage into a profitable position, and took it public. NeXstage operated 38 quick oil change auto service centers in Oklahoma, Texas and Arizona. Fourteen of those centers in Texas were sold to Jiffy Lube, nine in Oklahoma were sold to Avis Lube, and fifteen in Arizona were sold to SpeeDee Oil Change, all at a profit. In 1980, Mr. Hays was engaged in the oil and gas business, buying and brokering oil and gas mineral leases and generating drilling prospects which he sold to oil and gas drilling companies. He founded Edgewater Energy Corporation and sponsored and was the general partner of five successful oil and gas drilling limited partnerships which participated in the drilling and discovery of over fifty oil and gas wells, many of which are still producing. In 1978, he founded "facts: Marketing and Economics Research Corporation" and developed a radio research product, "the Radio Audience Profile" which grew to service 105 radio markets across the United States. In 1971, he purchased United Concepts, Inc., an advertising agency, and managed both retail and industrial advertising accounts for a variety of clients. He established an in-house audio studio, a photo studio and a film processing facility, and produced and directed many award winning educational and commercial audio, video and print programs. Mr. Hays created a daily radio program named "The Oil and Gas Report" and syndicated it to 17 radio markets in the Southwest. In the mid-1960's he began producing music and successfully organized and promoted concerts and several charted pop singles. In 1960, he founded Midwest Optical, Inc., and opened a retail optical dispensary in Midwest City, Oklahoma, which expanded to three stores before selling to a larger chain of stores. Mr. Hays attended Phillips University in Enid, Oklahoma.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 requires us officers and directors, and persons who own more than ten percent of a registered class of NeXstage's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish NeXstage with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, NeXstage believes that, during the fiscal year ended March 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid by NeXstage to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended March 31, 2000. No salaries are being paid at the present time. However, effective July 1, 2000, we entered into written employment agreements with Jay Quinn and Tim Johnston, and agreed to pay them each $96,000 per year; and effective September 1, 2000, we entered into an employment agreement with Edward Crosby to pay him $240,000 per year. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                              Annual Compensation
                              -------------------

Name and Position   Salary     Bonus     Annual Deferred Salary
-----------------   ------     -----     ----------------------

None


ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of NeXstage as of the end of the fiscal year, 1998, by (I) each person who is known by NeXstage to be the beneficial owner of more than five percent () of the issued and outstanding shares of common stock, (ii) each of NeXstage's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
David S. Smith                  10,145,625                     41.95%
Deltron Corporation
P.O. Box 2057
Prescott, AZ 86032

Edward Crosby                    5,080,000                     21   %
4022 E. Lupine Ave.
Phoenix, AZ 85028

Lawrence Tahler                  5,020,000                     20.7 %
P.O. Box 430
Whitefish, MT 59937

Tom E. Hays(1)(2)                2,358,981                      9.7 %
7316 E. Tuckey Lane
Scottsdale, AZ 85250

Directors & Officers            22,604,600                     93.46%
As A Group
____________________


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the agreement of reorganization, and contingent upon the successful closing of the agreement, we issued the following shares, in reliance upon the exemption from registration contained within Section 4(2) of the Securities Act of 1933. Each purchaser was an affiliate who had access to all corporate records and financial information:

5,145,625 shares of common stock to Deltron, Incorporated, a Wyoming Corporation beneficially owned by David S. Smith
5,000,000 shares of common stock to David S. Smith
5,080,000 shares of common stock to R. Edward Crosby
2,358,981 shares of common stock to Tom Hays
5,020,000 shares of common stock to Lawrence Tahler

There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which NeXstage was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of NeXstage's stock have or will have any direct or indirect material interest. NeXstage does not currently have any policy toward entering into any future transactions with related parties.


ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K:

None in fiscal year ended March 31, 2000

 (c) Exhibits

[CAPTION]
Item 13. FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Board of Directors and Shareholders
NeXstage, Corp. (formerly Baja International Foods, Inc.)


We have audited the accompanying consolidated balance sheets of NeXstage, Corp. INC. (formerly Baja International Foods, Inc.) and its wholly owned subsidiary as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, 1999, and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as going concern. As discussed in Note 6 to the financial statements, the Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ROGELIO G. CASTRO
--------------------------
Roger Castro
Oxnard, California
September 28, 2000

EXHIBIT 2 NEXSTAGE CORP. FINANCIAL STATEMENTS
NEXSTAGE CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 and 1999
             ASSETS                                            2000             1999
                                                             ----------     ----------
Current Assets:
 Cash in banks                                                6,036          $ 2,500
 Investment                                                     -                  -
                                                             ----------     ----------
 Total Current Assets                                         6,036            2,500
                                                             ----------     ----------
Property and Equipment (net)                                    360                -
                                                             ----------     ----------
TOTAL ASSETS                                                  6,396            2,500

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                             4,853          $     -
                                                             ----------     ----------
Advances from shareholder                                     1,200            2,500
   Total Current Liabilities                                  4,853          $ 2,500
                                                             ----------     ----------
Stockholders' Equity:
 Common stocks, .001 par value
   Authorized shares-25,000,000 shares,
   Issued and outstanding shares-24,185,540
    and 2,348,111, respectively                              24,185            2,348
Paid in capital                                           3,276,808           (1,348)
Retained deficit                                         (3,300,650)          (1,000)
                                                             ----------     ----------
 Total Stockholders' Equity                                     343                -
                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,396             2,500
      15                                                    ============     ==========

Nexstage Corp.
Consolidated Statements of Operations
for the years ended March 31, 2000, 1999 and 1998

                                                               2000        1999         1998
                                                             --------     ------       --------
Sales                                                        $    -      $     -      $      -

Operating expenses:
 General and administrative expenses                         25,880            -             -
 Depreciation                                                    90            -             -
                                                             --------     ------       --------
 Total Expenses                                              25,970            -             -
                                                             --------     ------       --------
Net loss                                                    (25,970)           -             -
                                                             ========     ======       ========
Earnings (loss) per common shares-
 basic and diluted                                           $    -      $     -      $      -


weighted average
 shares outstanding                                                    1,000,000     1,000,000
                                                                          ======       ========

NEXSTAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999, 1998

                                                 2000     1999     1998
                                               --------  ------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      (25,970)      -         -
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation and amortization                     90       -         -
 Accounts payable and accruals                    174       -         -
                                               --------  ------  --------
NET CASH USED BY OPERATING ACTIVITIES         (25,706)      -         -
                                               --------  ------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment           (450)
 Investment                                     2,000       -         -
                                               --------  ------  --------
NET CASH USED BY INVESTING ACTIVITIES           1,550       -         -
                                               --------  ------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stocks issued for cash                             -       -         -
                                               --------  ------  --------
                                               20,800    2,500
                                               --------  ------  --------
INCREASE (DECREASE) IN CASH                    (3,356)   2,500

BEGINNING CASH                                  9,392       -         -
                                               --------  ------  --------
                                                6,036   $2,500
                                               =======   ======  ========


NEXTAGE CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       Number
                                       of            Common        Additional     Retained
                                       Shares        Stock         Paid-In        Earnings
                                       Outstanding   @ par value   Capital       (Deficit)    Total
                                       -----------   -----------   ----------    ---------    -----

Balance at March 31, 1996               1,000,000    $1,000         $     -      (1,000)        -

Net loss - March 31, 1997                                                             -         -

Balance March 31, 1997                  1,000,000    $1,000         $     -      (1,000)        -
                                       -----------   -----------   ----------    ---------    -----
Net loss - March 31, 1998
                                        1,000,000    $1,000         $     -      (1,000)        -
                                       -----------   -----------   ----------    ---------    -----
                                                                             -
Balance at March 31, 1998               1,000,000    $1,000         $     -      (1,000)        -

Net income - March 31, 1999                                                           -         -
                                       -----------   -----------   ----------    ---------    -----

Net Loss - March 31, 2000                                                        (25,970)    (25,970)

Shares issued for acquisition
 of Cyber Village                                      217,770      3,070,223     ######      26,313
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 2000               1,000,000    $ 218,770      3,070,223     ######         343
                                       ===========   ===========   ==========    =========    ======

[CAPTION]
NeXstage, Corp.
Consolidated Notes to Financial Statements
March 31, 2000


Note 1 - BUSINESS ACTIVITY

The Company was incorporated under the laws of the state of Nevada on September 27, 1993 under the name Baja International Foods, Inc. During March 2000, the Company changed its name to NeXstage, Corp. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to engage directly or through a subsidiary in the business providing consulting services to new business.

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation
----------------------
The financial statements reflect the financial position and results of operations of NeXstage, Corp. and its subsidiary on a consolidated basis. The Company's policy is to consolidate all wholly owned subsidiaries. All inter-company amounts have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
The Company considers all investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Property and Equipment
----------------------
Property and equipment are stated at cost less accumulated depreciation and amortization. When such items are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are relieved from the accounts and the resulting gain or loss is reflected in operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The depreciation and amortization periods by asset category are as follows:

             Furniture and equipment        5-7 years

Maintenance and minor replacements are charged to expense as incurred while renewals and improvements are capitalized.

      Long-Lived Assets
 -----------------
 The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected non-discounted future operating cash flows derived from such assets are less than their carrying value. To date, no such impairment has been recorded.

 Fair Value of Financial Instruments
 -----------------------------------
 Cash and cash equivalents, accounts receivable, other assets, accounts payable, deferred revenue, notes payable and accrued expenses are carried at cost which approximates their fair value because of the short-term maturity of these instruments.

 Revenue Recognition
 -------------------
 The Company recognizes revenue when consulting services are performed and billed.


 Income Taxes
 ------------
 The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.


      Earnings (Loss) Per Share
 -------------------------
 Basic earnings (loss) per share is computed by dividing the net income
 (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive.


Note 3 - PROPERTY AND EQUIPMENT

 Property and equipment consisted of the following at March 31, 2000 and
 1999:
                                                            2000         1999
                                                            ----         ----

      Furniture and equipment                             $  450       $   -
      Less: Accumulated depreciation and amortization     (   90  )    (   - )
                                                           -------     --------
                       Net property and equipment         $  360       $   -
                                                          ========     ========

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder paid certain general expenses incurred by the Company.   The cash
advance is non-interest bearing and is payable upon demand.

NOTE 5 - BUSINESS COMBINATION

On March 31, 2000, the Company issued 21,766,986 shares of its common stock in exchanged for 100% of Cyber Village, Inc. common stock shares issued and outstanding. This combination is accounted for as a pooling of interest as per APB Opinion No. 16

NOTE 6 - GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. The Company seeks to raise operating capital with which to seek business opportunities to utilize the technology it has acquired via placements of its common stock. However, there can be no assurance that such offering or negotiations for private capital will be successful. Management plans to raise additional working capital in subsequent private offerings of its common stock. The Company will initially seek to raise up to at least $5,000,000 in a private placement of it's common stock, and continues to negotiate for private capital. However, there can be no assurance that any such offering or negotiations for private capital will be successful if the Company is unable to regain its position on the NASD Bulletin Board.

NOTE 7 - INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

Year of Loss                   Amount             Expiration Date

1996                         $ 1,000                   2011
1997                               -                   2012
1998                               -                   2013
1999                               -                   2014
2000                          25,970                   2015





NOTE 8 - NEW TECHNICAL PRONOUNCEMENTS

In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129, effective with the fiscal year ended March 31, 1997.


In June 1997, SFAS 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No.130, with the fiscal year ended March 31, 2000. Adoption of SFAS 130 is not expected to have a material impact on the Company's financial statements.

Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)  Report of Independent Certified Public Accountant dated
     September 28, 2000
     Financial Statements
     Balance Sheets
     Statement of Loss And Accumulated Deficit
     Statements of Stockholder's Equity
     Statements of Cash Flows
     Notes to Consolidated Financial Statements

(b)Reports on Form 8-K: Filed September 28, 2000

(c)Exhibits

Exhibits 3.1 through 16 are incorporated by reference.

Exhibit No.            Description                          Location
----------            -----------                           ---------
3.1         Articles of incorporation                Exhibit 3 to form 10SB
3.1a        Amendment to articles of incorporation   Exhibit 4 to form 8K
3.1b        Certificate of Merger                    Exhibit 5 to Form 8K
3.2         By laws                                  Exhibit 3b to form 10SB
4           Specimen certificate of common stock     Exhibit 4 to form 10SB
10          Agreement of Plan of Reorganization
            and Merger                               Exhibit 3 to Form 8K
10.1        Employment agreement Edward Crosby

10.2        Employment agreement Jay Quinn
10.3        Employment agreement Tim Johnston



SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

NeXstage Corp.


/s/   David S. Smith
______________________________________
David S. Smith, President, Director
Dated: January 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
-------------------           --------------------            ----------------
David Smith                   Pres., Director                 January 21, 2001

Tom Hays                      Director                        January 21, 2001

David Smith                   Chief Financial Officer         January 21, 2001

R. Edward Crosby              Chairman, CEO,
                              Secretary, Director             January 21, 2001

Lawrence Tahler               Director                        January 21, 2001