Form 10KSB/A
period 2000-03-31
NEXSTAGE CORP
filed 2001-02-12
CIK 1099262

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

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended March 31, 2000 were $0.00.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999 is impractical to determine because NeXstage's common stock is not quoted on any quotation medium.

As at March 31, 2000, there were 24,185,540 shares of the issuer's common stock outstanding.


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

NeXstage's mailing address is P.O. Box 2057, Prescott, AZ 86032. The address of its principal executive offices is: 3550 No. Central Avenue, Suite 120, Phoeniz, AZ 85012. The telephone number of its principal executive office is
(520) 717-2290, and the fax number is (520) 717-2236.

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

Each purchaser was an affiliate who had access to all corporate records and financial information:

5,145,625 shares of common stock to Deltron, Incorporated, a Wyoming Corporation beneficially owned by David S. Smith
5,000,000 shares of common stock to David S. Smith
5,080,000 shares of common stock to R. Edward Crosby
400,000 shares of common stock to Tom Hays
5,020,000 shares of common stock to Lawrence Tahler


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

During the next twelve months, NeXstage plans to satisfy its cash requirements by additional equity financing. There can be no assurance that NeXstage will be successful in raising additional equity financing unless its securities are quoted on the NASD OTC Bulletin Board, and there can be no assurance that NeXstage will be able to obtain a quote of its securities on the Bulletin Board. If NeXstage is not able to raise equity capital, it will be able to satisfy its cash requirements for the next twelve months by contributions or loans from its president, David Smith. NeXstage intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. NeXstage depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that NeXstage will be successful in raising the capital it requires unless and until NeXstage's position with regard to the quotation of its securities has been resolved.

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

 The Executive Officers of NeXstage and its subsidiaries, and their ages, are as follows:

 Name                     Age                          Position
 ----------               ---                          --------
Edward Crosby             53                     Chairman, CEO, Director

David S. Smith             64                    President, CFO, Director

Tim Johnston               32                    Vice President

Jay Quinn                  44                    Vice President

Lawrence E. Tahler         55                    Director

Tom E. Hays                60                    Director

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

Jay Quinn. Mr. Quin is the current Vice President of NeXstage since March 31, 2000. From August 1, 1996 through August 31, 2000, he served as the president of Potomac Capital, a business development firm which specialized in making investments for new technology firms, structuring of public offerings, and underwriting of publicly held securities. From 1989 through 1996, he was the founder of Potomac Home Mortgage Corp., the largest mortgage brokerage firm in Maryland. From 1977 through 1981 he was president and CEO of Eagle Financial Group, Ltd. From 1978 through 1981 he also served as president and CEO of Realty Data Corporation.

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

Tom E. Hays. Mr. Hays is a Director of NeXstage, and has been so employed since its inception. He is also the President and Director of Platinum Pearls, Inc., as has been such since its inception. Mr. Hays is an accomplished photographer, artist, and a published songwriter, music producer, cinematographer, graphic designer and video producer. In 1987, Mr. Hays took over leadership of an Oklahoma company engaged in the "quick oil change" business, turned Pit Stop Auto Center into a profitable position, and took it public. NeXstage operated 38 quick oil change auto service centers in Oklahoma, Texas and Arizona. In 1980, Mr. Hays was engaged in the oil and gas business, buying and brokering oil and gas mineral leases and generating drilling prospects which he sold to oil and gas drilling companies. He founded Edgewater Energy Corporation and sponsored and was the general partner of five successful oil and gas drilling limited partnerships which participated in the drilling and discovery of over fifty oil and gas wells, many of which are still producing. In 1978, he founded "facts: Marketing and Economics Research Corporation" and developed a radio research product, "the Radio Audience Profile" which grew to service 105 radio markets across the United States. In 1971, he purchased United Concepts, Inc., an advertising agency, and managed both retail and industrial advertising accounts for a variety of clients. In 1960, he founded Midwest Optical, Inc., and opened a retail optical dispensary in Midwest City, Oklahoma, which expanded to three stores before selling to a larger chain of stores. Mr. Hays attended Phillips University in Enid, Oklahoma.


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

                              Annual Compensation
                              -------------------

Name and Position   Salary     Bonus     Annual Deferred Salary
-----------------   ------     -----     ----------------------

None


ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of NeXstage as of the end of the fiscal year, 1999, by (I) each person who is known by NeXstage to be the beneficial owner of more than five percent () of the issued and outstanding shares of common stock, (ii) each of NeXstage's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
David S. Smith                  10,145,625                     41.95%
Deltron Corporation
P.O. Box 2057
Prescott, AZ 86032

Edward Crosby                    5,080,000                     21   %
4022 E. Lupine Ave.
Phoenix, AZ 85028

Lawrence Tahler                  5,020,000                     20.7 %
P.O. Box 430
Whitefish, MT 59937

Tom E. Hays                      2,358,981                      9.7 %
7316 E. Tuckey Lane
Scottsdale, AZ 85250

Directors & Officers            22,604,600                     93.46%
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

5,145,625 shares of common stock to Deltron, Incorporated, a Wyoming Corporation beneficially owned by David S. Smith
5,000,000 shares of common stock to David S. Smith
5,080,000 shares of common stock to R. Edward Crosby
400,000 shares of common stock to Tom Hays
5,020,000 shares of common stock to Lawrence Tahler

There have been no other transactions since the beginning of fiscal year 1999, or any currently proposed transactions, or series of similar transactions, to which NeXstage was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of NeXstage's stock have or will have any direct or indirect material interest. NeXstage does not currently have any policy toward entering into any future transactions with related parties.


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


/s/ ROGELIO G. CASTRO
--------------------------
Roger Castro
Oxnard, California
September 28, 2000

EXHIBIT 2 NEXSTAGE CORP. FINANCIAL STATEMENTS
NEXSTAGE CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 and 1999
             ASSETS                                            2000             1999
                                                             ----------     ----------
Current Assets:
 Cash in banks                                                6,036          $ 2,500
 Investment                                                     -                  -
                                                             ----------     ----------
 Total Current Assets                                         6,036            2,500
                                                             ----------     ----------
Property and Equipment (net)                                    360                -
                                                             ----------     ----------
TOTAL ASSETS                                                  6,396            2,500

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                             4,853          $     -
                                                             ----------     ----------
Advances from shareholder                                     1,200            2,500
   Total Current Liabilities                                  4,853          $ 2,500
                                                             ----------     ----------
Stockholders' Equity:
 Common stocks, .001 par value
   Authorized shares-25,000,000 shares,
   Issued and outstanding shares-24,185,540
    and 2,348,111, respectively                              24,185            2,348
Paid in capital                                           3,276,808           (1,348)
Retained deficit                                         (3,300,650)          (1,000)
                                                             ----------     ----------
 Total Stockholders' Equity                                     343                -
                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,396             2,500
      16                                                    ============     ==========

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
                                               =======   ======  ========




NeXstage, Corp.

Consolidated Statement of Stockholders' Equity
As of March 31, 2000
                                       Number
                                       of            Common        Additional     Retained
                                       Shares        Stock         Paid-In        Earnings
                                       Outstanding   @ par value   Capital       (Deficit)    Total
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 1996              2,348,111     $  2,348      $ (1,348)   $ (1,000)     $   -

Net loss - March 31, 1997                                                             -          -
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 1997              2,348,111        2,348        (1,348)     (1,000)         -

Net loss - March 31, 1998                                                                        -
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 1998              2,348,111        2,348        (1,348)     (1,000)         -

Net income - March 31, 1999                                                           -          -
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 1999              2,348,111        2,348        (1,348)     (1,000)         -
                                       -----------   -----------   ----------    ---------    -----
Net loss - March 31, 2000                (25,970)     (25,970)

Shares issued for acquisition
of Cyber Village, Inc.                21,766,986       21,767     3,266,226  (3,273,680)    14,313

Shares issued for services                70,443           70        11,930      12,000
                                       -----------   -----------   ----------    ---------    -----
Balance at March 31, 2000             24,185,540     $ 24,185    $3,276,808  (3,300,650)     $ 343
                                      ============   ===========   ==========    =========    =====

<PAGE 19


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

NOTE 7 - INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

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