Form 10QSB
period 2000-06-30
NEXSTAGE CORP
filed 2001-02-13
CIK 1099262

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 000-28231
                                              -----------

                              NeXstage Corporation
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                      86-0746355
----------------------------------            -----------------------------
(State or other jurisdiction of                   (IRS Employer ID. No.)
 incorporation or organization)


3550 N. Central Ave., Suite 120                   Telephone 602-235-9555
Phoenix, AZ 85012
------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---  ---

The number of shares of the registrant's common stock as of June 30, 2000:
24,185,540 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

NEXSTAGE CORP.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2000 and 1999
             ASSETS                                            2000             1999
                                                             ----------     ----------
Current Assets:
 Cash in banks                                                5,347          $ 2,500
 Investment                                                       -                -
                                                             ----------     ----------
 Total Current Assets                                         5,347            2,500
                                                             ----------     ----------
Property and Equipment (net)                                    360                -
                                                             ----------     ----------
TOTAL ASSETS                                                  5,707            2,500

   LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                            10,153         $     -
                                                             ----------     ----------
Advances from shareholder                                                      2,500
   Total Current Liabilities                                 10,153         $  2,500
                                                             ----------     ----------
Stockholders' Equity:
 Common stocks, .001 par value
   Authorized shares-25,000,000 shares,
   Issued and outstanding shares-24,185,540
    and 2,348,111, respectively                               24,185           2,348
Paid in capital                                            3,276,808          (1,348)
Retained deficit (loss)- current year                         (4,789)         (1,000)
                                                             ----------     ----------
 Total Stockholders' Equity                                   (4,446)               -
                                                             ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   5,707            2,500
      3                                                     ============      =========

Nexstage Corp.
Consolidated Statements of Operations
for the years ended March 31, 2000, 1999 and 1998

                                                               2000        1999         1998
                                                             --------     ------       --------
Sales                                                        $    -      $     -      $      -
 Cost of sales - agent fees                                     340
Operating expenses:
 General and administrative expenses                          4,448            -             -
 Depreciation                                                     0            -             -
                                                             --------     ------       --------
 Total Expenses                                               4,788            -             -
                                                             --------     ------       --------
Net loss                                                      4,788            -             -
                                                             ========     ======       ========
Weighted average shares outstanding
                                                          2,348,111    2,348,111     2,348,111


NEXSTAGE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2000, 1999, 1998
                                                 2000     1999
                                               --------  ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       (2,334)      -
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation and amortization                      0       -
 Accounts payable and accruals                      0       -
                                               --------  ------
NET CASH USED BY OPERATING ACTIVITIES          (2,334)      -
                                               --------  ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Accounts payable                                (400)
 Accounts payable - Deltron                     5,000       -
                                               --------  ------
NET CASH USED BY INVESTING ACTIVITIES           4,600       -
                                               --------  ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Stocks issued for cash                             -       -
                                               --------  ------
                                                    0    2,500
                                               --------  ------
INCREASE (DECREASE) IN CASH                    (4,600)   2,500

BEGINNING CASH                                  2,435       -
                                               --------  ------
                                                2,765   $2,500
                                               =======   ======


NEXTAGE CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
AS OF MARCH 31, 2000

                                       Number
                                       of            Common        Additional     Retained
                                       Shares        Stock         Paid-In        Earnings
                                       Outstanding   @ par value   Capital       (Deficit)    Total
                                       -----------   -----------   ----------    ---------    -----

Balance at March 31, 1996               2,348,111    $  2,348      $(1,348)     $(1,000)     $   -

Net loss - March 31, 1997
                                       -----------   -----------   ----------    ---------    -----
Balance March 31, 1997                  2,348,111    $  2,348      (1,348)       (1,000)     $   -

Net loss - March 31, 1998
                                       -----------   -----------   ----------    ---------    -----
Balance March 31, 1998                  2,348,111    $  2,348      $(1,348)     $(1,000)     $   -

Net income - March 31, 1999                                                      13,614     13,614
                                       -----------   -----------   ----------    ---------    -----
Balance March 31, 1999                  2,348,111    $  2,348      $(1,348)     $(1,000)     $   -

Net loss - March 31, 2000                                                       (25,970)   (25,970)

Shares issued for acquisition of
 Cyber Village                         21,766,986      21,767    3,266,266   (3,273,680)    14,313

Shares issued for services                 70,443          70       11,930                  12,000
                                       -----------   -----------   ----------    ---------    -----
Balance March 31, 2000                  2,348,111      24,185    3,276,808   (3,300,650)       343
                                       ===========   =========== ============ ==========    =======

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

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

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

      Long-Lived Assets
      -----------------
      The carrying value of long-lived assets is periodically reviewed by management and impairment losses, if any are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. To date, no such impairment has been recorded.

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

      Earnings (Loss) Per Share
      -------------------------
      Basic earnings (loss) per share is computed by dividing the net income
      (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

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

NOTE 5 - BUSINESS COMBINATION

On March 31, 2000, the Company issued 21,766,986 shares of its common stock in exchanged for 100% of Cyber Village, Inc. common stock shares issued and outstanding. This combination is accounted for as a pooling of interest as per APB Opinion No. 16.

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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The company has been in the development stages since its inception, so a comparative analysis of financial information would not be pertinent.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE

 b)      Reports on 8K                                        NONE

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NeXstage Corporation


   Dated: January 21, 2001          By:    /s/ David S. Smith
                                        ---------------------------
                                          David S. Smith, President



   Dated: January 21, 2001          By:    /s/  David S. Smith
                                        ---------------------------------------
                                        David S. Smith, Chief Financial Officer