Form 10QSB/A
period 2000-06-30
NEXSTAGE CORP
filed 2001-02-13
CIK 1099262

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]


                                 NeXstage, Corp.
                                  BALANCE SHEET

                                  June 30, 2000

                                      ASSETS

CURRENT ASSETS
 CASH IN BANK - BANK ONE                         3,081.32
                                                 --------
   TOTAL CURRENT ASSETS                                         3,081.32

OTHER ASSETS
 OFFICE EQUIPMENT                                  499.98
 ACUM. DEPR. - OFFICE                              (90.00)
                                                 --------
   TOTAL OTHER ASSETS                                             359.98
                                                                ---------
   TOTAL ASSETS                                                 3,441.30
                                                                =========

                                   LIABILITIES

CURRENT LI8ABILITIES
 ACCOUNTS PAYABLE                                6,397.00
 L/P - PRINCIPALS                                1,200.00
                                                 --------
    TOTAL CURRENT LIABILITIES                                   7,597.00
                                                                --------
    TOTAL LIABILITIES                                           7,597.00

                                 NeXstage, Corp.
                                  BALANCE SHEET

                                  June 30, 2000

                                     CAPITAL

PAID IN CAPITAL                                  3,276,808.00
COMMON STOCKS. $.001 PAR VALUE                      24,185.09
  AUTHORIZED SHARES - 100,000,000 SHARES
  ISSUED AND OUTSTANDING SHARES 24,185,540
  AND 75,814, 460 RESPECTIVELY AS OF
  FYE 3/31/00
  SALARIES
  $.001 PAR VALUE
  LEGAL EXPSNES
  $.001 PAR VALUE
  ADMINISTRATIVE EXPENSES
  $.001 PAR VALUE
RETAINED DEFICIT                                 3,300,650.27

PROFIT OR (LOSS) - CURRENT YEAR                 $    4,498.42
                                                 ------------
  TOTAL CAPITAL                                                 (4,155.70)
                                                                ----------
TOTAL LIABILITIES AND CAPITAL                                    3,441.30
                                                                ==========

                                 NeXstage, Corp.
                                 INCOME STATEMENT
                                    YTD ACTUAL
                        3 Period (s) Ending June 30, 2000

INCOME

COST OF SALES
   ADMINISTRATIVE FEES                                 534.00
   AGENT'S FEES                                        340.00
                                                       ------
TOTAL COST OF SALES                                    874.00
                                                       ------
GROSS PROFIT (LOSS)                                   (874.00)

EXPENSES
   ADVERTISING                                         935.00
   CAR & TRUCK EXPENSES                                108.69
   INTERNET EXPENSES                                   575.00
   LEGAL & PROFESSIONAL SVCS.                          437.50
   MEALS                                               162.18
   OFFICE EXPENSE                                    1,127.47
   REPAIRS & MAINT - COMPUTER                          110.00
   TRAVEL                                              168.68
                                                     --------
   TOTAL EXPENSES                                    3,624.52
                                                     --------
OPERATING INCOME (LOSS)                             (4,498.52)

NET INCOME (LOSS)                                   (4,498.52)
                                                    ========

                                 NeXstage, Corp.

                                 Current Activity
                         3 Period(s) Ending June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES (NET LOSS)                        (4,498.52)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITYIES:


  ACCOUNTS PAYABLE AND ACCRUALS                        1,544.00
                                                       ----------

NET CASH USED BY OPERATING ACTIVITIES                  2,954.52
                                                       ===========



INCREASE (DECREASE) IN CASH

 [CAPTION]

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