Form 10QSB
period 2000-09-30
NEXSTAGE CORP
filed 2001-02-23
CIK 1099262

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,
    2000.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                         COMMISSION FILE NUMBER 000-28231
                                                   ---------
                              NeXstage Corporation
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                       86-0746355
--------------------------------            ----------------------------------
(State or other jurisdiction of                   (IRS Employer I.D. No.)
 incorporation or organization)


3550 N. Central Ave., Suite 120                   Telephone 602-235-9555
Phoenix, AZ 85012
-----------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)
                                      NONE
          --------------------------------------------------------------
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

The number of shares of the registrant's common stock as of September 30, 2000:
24,185,540 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K


SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]

                                 NeXstage, Corp.
                                  BALANCE SHEET
                                September 30, 2000

                                      ASSETS

CURRENT ASSETS
 CASH IN BANK - BANK ONE                         5,347.13
                                                 --------
   TOTAL CURRENT ASSETS                                         5,347.13

OTHER ASSETS
 OFFICE EQUIPMENT                                  499.98
 ACUM. DEPR. - OFFICE                              (90.00)
                                                 --------
   TOTAL OTHER ASSETS                                             359.98
                                                                ---------
   TOTAL ASSETS                                                 5,707.11
                                                                =========
                                   LIABILITIES

CURRENT LI8ABILITIES
 ACCOUNTS PAYABLE                                10,153.00
 L/P - PRINCIPALS                                 1,200.00
                                                 ---------
    TOTAL CURRENT LIABILITIES                                   10,153.00
                                                                --------
    TOTAL LIABILITIES                                           10,153.00

                                     CAPITAL

PAID IN CAPITAL                               3,276,808.00
COMMON STOCK                                     24,185.09
RETAINED EARNINGS                            (3,300,650.27)
PROFIT OR (LOSS) - CURRENT YEAR                  (4,788.71)
                                              -------------

     TOTAL CAPITAL                                              (4,445.89)
                                                                ----------
     TOTAL LIABILITIES AND CAPITAL                               5,707.11

[CAPTION]
                                 NeXstage, Corp.
                                 INCOME STATEMENT
                                    YTD Actual
                      6 Period(s) Ending September 30, 2000

INCOME

COST OF SALES
   ADMINISTRATIVE FEES                                 340.00
   AGENT'S FEES                                        340.00
                                                       ------
TOTAL COST OF SALES                                    340.00
                                                       ------
GROSS PROFIT (LOSS)

EXPENSES
   CAR & TRUCK EXPENSES                                108.69
   LEGAL & PROFESSIONAL SVCS.                        2,437.50
   MEALS                                               162.18
   OFFICE EXPENSE                                    1,127.47
   REPAIRS & MAINT - COMPUTER                          110.00
   TRAVEL                                              168.68
                                                     --------
   TOTAL EXPENSES                                    3,624.52
                                                     --------
OPERATING INCOME (LOSS)                             (4,778.71)

NET INCOME (LOSS)                                   (4,778.71)
                                                    ==========


[CAPTION]
                                 NeXstage, Corp.
                              STATEMENT OF CASH FLOW
                                 Current Activity
                      3 Period(s) Ending September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

PROFIT OR (LOSS) - CURRENT YEAR                         2,334.19
                                                        --------
TOTAL ADJUSTMENTS                                       2,334.19
                                                        --------
NET CASH PROVIDED BY OPERATIONS                         2,334.19

CASH FLOWS FROM INVESTING ACTIVITIES

ACCOUNTS PAYABLE                                         (400.00)
A/P - DELTRON                                           5,000.00
                                                        ---------
NET CASH USED IN INVESTING                              4,600.00
CASH FLOWS FROM FINANCING ACTIVITIES
                                                        ---------

INCREASE (DECREASE) IN CASH                             4,600.00
                                                        =========
INCREASE (DECREASE) IN CASH                             2,265.81
                                                        =========
[CAPTION]

                                 NeXstage, Corp.
                                 INCOME STATEMENT
                                 Current Activity
                      3 Period(s) Ending September 30, 2000
[CAPTION]
INCOME

COST OF SALES
GROSS PROFIT (LOSS)                                         0.00

EXPENSES
     LEGAL & PROFESSIONAL SVCS.                         2,000.00
     OFFICE EXPENSE                                       334.19
                                                        --------
     TOTAL EXPENSES                                     2,334.19
                                                        --------
OPERATING INCOME (LOSS)
                                                        --------
                                                        2,334.19
NET INCOME (LOSS)                                       ========

[CAPTION]

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The company has been in the development stages since its inception, so a comparative analysis of financial information would not be pertinent.

On August 24, 2000, NeXstage amended its articles of incorporation to increase its share capital to 100,000,000 shares at a par value of $.001 per share.

The agreement and plan of merger was consummated on September 27, 2000, and NeXstage effected the 2.35 to 1 forward split, and filed its certificate of merger with the Nevada Secretary of State.



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

On August 24, 2000, NeXstage amended its articles of incorporation to increase its share capital to 100,000,000 shares at a par value of $.001 per share.

The agreement was consummated on September 27, 2000, and NeXstage effected the
2.35 to 1 forward split, and filed its certificate of merger with the Nevada Secretary of State.

Item 6.

 a)      Exhibits

Certificate of Amendment to articles of incorporation       Exhibit 1
Agreement and Plan of Reorganization                        Exhibit 2
Certificate of Merger                                       Exhibit 3
Certificate of Amendment to articles of incorporation       Exhibit 4


[CAPTION]
EXHIBIT 1
CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
OF BAJA INTERNATIONAL FOODS, INC.

We, the undersigned President and Secretary of Baja Internatinoal Foods, Inc., do hereby certify:

That the Board of Directors of said corporation at a meeting duly convened and held on August 31, 2000 adopted resolutions to amend the original Auricles of Incorporation as follows:

Article I is hereby amended to change the name of the corporation and to read in full as follows:

"NAME: The name of the corporation is NeXStage Corp."

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation are 24,185,540; that the said changes and amendments have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

/s/ David Smith
-----------------------
David Smith, President

/s/ Ed Crosby
-----------------------
Ed Crosby, Secretary

State of Arizona

County of Maricopa

On September 7, 2000 personally appeared before me, a Notary Public, david Smith, who acknowledged that she executed the above document.

[SEAL]         ---------------------
               NOTARY PUBLIC


State of Arizona

County of Maricopa

On September 7, 2000 personally appeared before me, a Notary Public, david Smith, who acknowledged that she executed the above document.

[SEAL]         ---------------------
               NOTARY PUBLIC



 b)      Reports on 8K                                        NONE

September 27, 2000


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

NeXstage Corporation


   Dated: January 21, 2001          By:    /s/ David S. Smith
                                        ---------------------------
                                          David S. Smith, President



   Dated: January 21, 2001          By:    /s/ David S. Smith
                                        -------------------------------------
                                        David S. Smith, Chief Financial Officer

[CAPTION]
EXHIBIT 2
                 AGREEMENT AND PLAN OF MERGER AND REORGANIZATION

Agreement and Plan of
Merger and Reorganization

This Agreement and Plan of Merger and Reorganization (the "Agreement") is dated as of March 31, 2000 among CYBER VILLAGE, INC., a Nevada corporation ("CVI") and BAJA INTERNATIONAL FOODS, INC., a Nevada corporation ("Baja").

         WHEREAS, CVI and Baja deem it advisable and in the best interest of each of them and of their respective stockholders that CVI be merged into Baja, pursuant to the Business Corporation Law of the State of Nevada, a transaction intended to qualify as "reorganization" as that term is used in Section 368 of the International Revenue Code of 1954, as amended (the "Code"), and upon the terms and conditions contained in this Agreement.

NOW, THEREFORE, CVI and Baja hereby agree as follows:

1.1 Effective Time. Subject to the fulfillment by CVI and Baja of all of the4 terms, conditions, covenants and promises hereinafter contained, the merger shall be effective as of the filing of the Certificate of Merger with the appropriate regulatory agency for the State of Nevada ("Effective Time").

1.2 Surviving Corporation. At the Effective Time, CVI shall be merged into Baja in accordance with the Business Corporation Law of the State of Nevada and Baja shall be the surviving corporation of the Merger (sometimes called the Surviving Corporation"). The name, identity, existence, rights, privileges, powers, franchises, properties and assets, and the liabilities and obligations of CVI shall continue unaffected and unimpaired by the Merger. At the Effective Time, the identity and separate existence of CVI shall cease, and all the rights, privileges, powers, franchises and properties and assets of CVI shall be vested in Baja. For accounting purposes, the Merger shall be deemed effective as of 12:01 a.m. April 1, 2000.

1.3 Certificate of Incorporation. At the Effective Time, the Certificate of Incorporation of Baja shall be amended, if necessary, to conform to the terms and conditions hereof. Such Certificate of Incorporation, if so amended, shall be the Certificate of Incorporation of the Surviving Corporation until further amended as provided therein or by law. At the Effective Time, the By-Laws, of Baja shall be amended to conform to the terms and conditions hereof, including specifically Paragraph 4.3. Such By-Laws, so amended, shall be the By-Laws of the Surviving Corporation, until further amended as provided therein or by law.

     1.4 Officers and Directors. Each officer and director of Baja immediately prior to the Effective Time shall continue. At the Effective Time, the directors of Baja shall nominate and appoint, at a duly convened meeting of Baja, the following new officers:

President                     David Smith
Chief Executive Officer       Edward Crosby
Secretary                     Edward Corsby

Treasurer                     David Smith

Thereupon the officers of Baja immediately before the Effective Time shall resign. Further, at a duly convened meeting of the Directors of Baja, as of the Effective Time, the existing Directors shall nominate and appoint the following new Directions:

Edward Crosby            Chairman
David Smith
Larry Tahler
Tom Hays

As Director of Baja not so elected shall thereupon resign.

1.5 Forward Split of Baja Shares. Prior to the Effective Time, Baja shall cause a forward split of its stock at a ration of 2.3481106:1 so that after the forward split Baja will have 2,418, 554 shares issued and outstanding.

1.6 Conversion CVI Common Stock. At the Effective Time, each shares of CVI Common stock issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger and without any action of the part of the holder thereof, be converted into and become one fully paid and non assessable shares of Common stock $.001 par value of Baja. CVI represents and warrants that there are and will be 21,766,986 issued and outstanding shares of its Common Stock as of the Effective Time. All shares of CVI Common Stock held by its stockholders at the Effective Time shall cease to exist, and the certificates fo such shares shall thereupon be cancelled and shall be converted into shares of Baja Common Stock at a ratio of 1:1 resulting in a total number of shares issued and outstanding of 24,185,540.

1.7 Issuance of Baja Shares; Delivery of Cash. Subject to the terms and conditions hereof, at the Effective Time, upon su8rrender to Baja by each stockholder of CVI of certificates for all of the shares of CVI Common Stock and outstanding at the Effective Time are to be converted in accordance with
Section 1.5. If any certificate for shares of Baja Common Stock is to be issued in a name, other than that in which a certificate for sharers of CVI Common Stock so surrendered is then registered, such surrender shall be accompanied by payment of any applicable transfer taxes and documents required for a valid transfer.

1.8. Changes in Baja Capitalization. Subject to Paragraph 1.5, in case Baja shall declare, pay, make or effect any stock dividend or other distribution in respect of the Baja Common Stock payable in sharers of capital stock of Baja, any stock split or other subdivision of outstanding shares of Baja Common Stock into a larger number of shares, any combination of outstanding shares of Baja Common Stock into a smaller number of shares of any reclassification of Baja Common Stock into other shares of capital stock or securities, the record or effective time for which shall occur between the date of this Agree ent and the Effective Time, appropriate adjustment shall be made in the ratio for the conversion of shares of CVI Common Stock into shares of Baja Common Stock.

ARTICLE II
REPRESENTATIONS AND WARRANTIES

2.1 Representations and Warranties of CVI. CVI represents and warrants to Baja as follows:

2.1.1 CVI Corporate Status. CVI is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full corporate power and authority to carry on its business as now conducted and to own or lease and operate its properties and is qualified and in good standing in all places where such business is now conducted and such properties are now owned, leased or operated. CVI has delivered to Baja complete and correct copies of its Articles of Incorporation and By-Laws, as amended through the date of this Agreement.

2.1.2 CVI Capitalization. The authorized capital stock of CVI consists of 100,000,000 shares of Common Stock, $.001 par value, of which 21,766, 986 shares are issued and outstanding. There are no shares of CVI Common Stock held in treasury. All such issued and outstanding shares of CVI Common Stock have been duly authorised and validly issued and are fully paid and nonassessable. There is, or shall be, at the Effective Time, 100,000,000 shares of preferred stock duly authorized. There are no preemptive or similar rights on the part of any holders of any class of securities of CVI. No options, warrants, conversion or other rights, agreements or commitments of any kind obligating CVI, contingent or other wise, to issue or sell any shares of its capital stock of any class or any securities convertible into or exchangeable for any such shares, are outstanding, and no authorization therefor has been given, except for that certain Option Agreement between CVI and Thomas Hays attached hereto as Exhibit 1. A complete and correct list of CVI's stockholders and the number of shares held by each of them is attached as
Schedule 1.

2.1.3 CVI Subsidiaries.  CVI has no subsidiaries.

2.1.4 Authority for Agreement. CVI has the corporate power and authority to execute and deliver this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agree ent and the consummation of the Merger and the other transactions contemplated hereby have been duly authorised by CVI's Board of Directors and subject to the approval of this Agreement by its stockholders, this Agreement constitutes the valid and legally binding obligation of CVI in accordance with its terms.

The execution and delivery of this Agreement and the consummation of the Merger and other transactions contemplated hereby will not conflict with or result in any violation of or default under any provision of the Certificate of Incorporation or By-LAWS of CVI or any mortgage, indenture, lease, agreement or other instrument, permit, concession, grant, franchise, license, judgment, order, decree, statute, law, ordinance, rule or regulation applicable to CVI or any of its properties. No consent, approval, order or authorization is required in connection with the execution and delivery of this Agreement or the consummation of the Merger and the transactions contemplated hereby by CVI (including the transfer to the Surviving Corporat6io of all of the rights and assets of CVI), except for the filing with the State of Nevada of the Certificate of Merger.

2.1.5 Financial Statements. CVI has delivered to Baja copies of the CVI Financial Statements. The CVI Financial Statements are complete and correct in all material respects and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby and the periods preceding the periods sop covered, except as may be indicated in the notes thereto. The balance sheets included in the CVI Financial Statements present fairly its financial position of CVI as of the respective dates therefore and the states of income and changes in financial position included in the CVI Financial Statements present fairly its results of operations and changes in financial position for the respective periods. At March 31, 2000, CVI had no known material liabilities, whether absolute, accrued, contingent or otherwise and whether due or to become due, which were not appropriately reflected or reserved against in the balance sheet as at such date and the notes thereto included in the CVI Financial Statements or described in Annex A to this Agreement.

2.1.6     Absence of Changes.  Since March 31, 2000, CVI has not
(a) undergone any change in its condition (financial or other), properties, assets, .liabilities, business, operations or prospects other than changes in the ordinary course of business which have not been, either in any case or in the aggregate, materially adverse to CVI;

(b) declared, set aside, made or paid any dividend or other distribution in respect of its capital stock or purchased or redeemed, directly or indirectly, any shares of its capital stock;

(c) issued or sold any sharers of its capital stock of any class or any options, warrants, conversion or other rights to purchase any such shares or any securities convertible into or exchangeable for such shares;

(d) incurred any indebtedness ro borrowed money or issued or sold any debt securities;

(e) mortgaged, pledged or subjected to any lien, lease, security interest or other charge or encumbrance any of its properties or assets, tangible or intangible;

(f) acquired or disposed of any assets or properties of material value except in the ordinary course of business;

(g) forgiven or canceled any debts or claims, or waiver any rights except in the ordinary course of business;

(h) entered into any material transaction other than in the ordinary course of business, except as disclosed on Exhibit 2;

(i) granted to any salaried employee having annual direct remuneration any officer any increase in compensation in any form, or any severance or termination pay, or entered into any employment agreement with any officer or salaried employee which is not terminable by the employer, without cause and without penalty, upon notice of thirty (30) days or less;

(j) adopted or amended in any material respect, any collective bargaining, bonus, profit-sharing, compensation, stock option, pension, retirement, deferred compensation or other plan, agreement, trust, fund or arrangement or other plan, agreement, trust fund or arrangement for the benefit of employees (whether or not legally binding);

(k) suffered any damage, destruction or loss (whether or not covered by insurance) which materially and adversely affects (in any case or in the aggregate) its condition (financial or other), properties, assets, business, operations or prospects;

(l) suffered any strike or other labor trouble materially adversely affecting the business, operations or prospects of CVI;

(m)suffered any loss of employees, customers or clients that materially and adversely affects its business; or

(n) incurred any liability or obligation (whether absolute, accrued, contingent or otherwise) material to CVI, except in the ordinary course of business.

2.1.7 Taxes. CVI has filed all federal, state, county, municipal and foreign tax returns, reports and declarations which are required to be filed by it and has paid all taxes which have become due pursuant thereto and all other taxes, assessments and other governmental charges imposed by law upon it or any of its properties, assets, income, receipts, payrolls, transactions, capital, net worth or franchises, other than those not delinquent. CVI has not received any notice of deficiency or assessment of additional taxes. CVI has not granted any waiver or any statute of limitation with respect to, or any extension of a period for the assessment of, any federal, state, county, municipal or foreign income tax. The accruals and reserves for taxes reflected in the consolidated balance sheets of CVI included in the CVI Financial Statements are adequate to cover all taxes due and payable or accruable (including interest and penalties, if any, thereof) in accordance with generally accepted accounting principles as a result of CVI's operations for all periods prior to the dates indicated in such Financial Statements.

2.1.8 Properties. A complete and correct list of all real or personal properties (collectively "Properties") and interests therein owned or leased by CVI is attached as Schedule 3. CVI has good and marketable title to all such Properties listed as owned by it and to all Property reflected in the CVI

Financial Statements as of March 31, 2000, or acquired after such date (except to the extent disposed of since such date in the ordinary course of business), and valid leasehold interests in all such real properties listed as leased by it and all tangible and intangible properties leased by it, in each case free and clear of all mortgagees, liens, charges, encumbrances, easements, securities interests, pledges or title imperfections.

2.1.9 Material Contracts. A complete and correct list attached as Schedule 4 includes all agreements, contracts and commitments of the following types, written or oral, to which CVI is a party or by which it or any of its properties it bound as of the date hereof: (a) mortgages, indentures, securities agreements and other agreements and instruments relating to the borrowing of money or extension of credit; (b) employment and consulting agre3em,ents; (c) bonus, profit-sharing, compensation , stock option, pension, retirement, deferred compensation or other plans, agreements, trusts, funds or arrangements for the benefit of employees (whether or not legally binding), (d) licenses of patent, trademark and other industrial property rights; (e) joint venture agreements and (h) other agreements, contacts and commitments which in any case involve payments or receipts of more than $100,000. CVI has delivered or made available to Baja complete and correct copies of all written agreements, contracts and commitments, together with all amendments thereto, and accurate descriptions of all oral agreements listed in Schedule 4. Such agreements, contracts and commitments are in full force and effect and, except as disclosed in Schedule 4, all parties to such agreements, contracts and commitments have, to the best of CVI's knowledge and belief, in all material respects performed all obligations required to be performed by them to date and are not in default in any material respect. No agreement, contract or commitment to which CVI is a party or by which it or any of its properties is bound contains any provision which is unusually burdensome, restrictive or unfavorable to CVI or which materially adversely affect the conditi9no, properties, assets, liabilities, business, operations or prospects of CVI. CVI does not have outstanding any power or attorney, except routine powers of attorney relating to representation before governmental agencies or given in connection with qualification to conduct business in another jurisdiction.

2.1.10 ERISA. There are no employee benefit plans established, maintained or contributed to be CVI.

2.1.11 Accounts Receivable. Any accounts receivable reflected in the balance sheet included in the CVI Financial Statements as of March 31, 2000 (except those collected since such date) and such additional accounts receivable as are reflected on CVI's books on the date hereof, are good and collectible except to th extent reserved against thereon.

2.1.12 Patents, Trademarks, Etc. CVI owns no patents, patent applications, trade names, trademarks, trademark applications, copyrights and copyright applications and there are no patents, trade names, trademarks, copyrights, inventions, processes, designs, formulae, trade secrets, know-how and other industrial property rights necessary for the conduct of its business.

2.1.13. Insurance. A complete and correct list and accurate summary description of, all insurance policies of CVI, if any, for the past five years is attached as Schedule 5. CVI has delivered to Baja complete anc correct copies of all such policies, if any, together with all riders and amendments thereto and copies of the insurers' loss and claim reports. Such policies are in fully force and effect, and all premiums due thereon have been paid. CVI has complied in all material respects with the provisions of such policies.

2.1.15 Bank Accounts. CVI has delivered to Baja a complete and correct list of each bank in which CVI has an account or safe deposit box, together with the names of all persons authorized to draw thereon or have access thereto.

2.1.16 Litigation. There are no judicial or administrative actions, suits, proceedings, or investigations pending or, to the best of CVI's knowledge, threatened which might result in any material adverse change in the conditions (financial or other), properties, assets, business, operations or prospects of CVI or in any material liabilities on the part of CVI, or which question the validity of this Agreement or of any action taken or to be taken in connection therewith. There are no citations, fines or penalties heretofore asserted against CVI under any federal, state or local law which remain unpaid.

2.1.17 Compliance With Laws. Governmental Authorizations. CVI is not in violation or default in any material respect under any statute, law, ordinance, rule, regulation, judgment, order, decree, permit, concession, grant, franchise, license or other governmental authorization or approval applicable to it or any of its properties, nor has it failed to comply in any such material respect with regulation, judgment, order, decree, permit, concession, grant, franchise, license, or other governmental authorization or approval.
All permits, concessions, grants, franchises, licenses and other governmental authorizations and approvals necessary for the conduct of the business of CVI have been duly obtained and are in full force and effect, and there are no proceedings pending or threatened which may result in the revocation, cancellation or suspension, or any materially adverse modification, of any thereof, the consummation of the Merger and the other transactions contemplated hereby will not result in any such revocation, cancellation, suspension or modification; and the Surviving Corporation shall be able, immediately following the Effective Time and without any further action, to exercise all rights thereunder which CVI could have exercised immediately prior to the Effective Time.

2.1.18 Brokers, Finders, Etc. All negotiations relating to this Agreement and the transactions contemplated hereby have been carried on without the intervention of any person acting on behalf of CVI in such manner as to give rise to any valid claim against either CVI or Baja for any brokerage or finder's commission, fee or similar compensation.
2.1.19 Disclosure. Neither this Agreement nor any attached Schedules, nor any certificate or other document furnished by CVI to Baja pursuant thereto contains any untrue statement or a material fact or omits to state a material fact necessary to make the statements contained therein and herein not misleading. There is no fact known to CVI which materially adversely affects, or in the future may (so far as CVI can not reasonably foresee) materially adversely affect its condition (financial or other ), properties, assets, liabilities, business, operations or prospects of CVI which has not been set forth herein or in the attached Schedules.

2.2 Representations and Warranties of Baja. Baja represents and warrants to CVI as follows:

2.2.1 Baja Corporate Status. Baja is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada with full corporation power and authority to carry on its business as now conducted. Baja had delivered to CVI complete and correct copies of its Certificate of Incorporation and By-Laws, as amended and in effect on the date hereof.

2.2.2 Baja Capitalization. The authorized capital stock of Baja will, as of the Effective Time, consist of 100,000,000 shares of Common Stock, $.001 par value, of which 1,030,000 shares have been issued as of the date hereof and of which 2,418,554 will be issued and outstanding as of the Effective Time. All such issued and outstanding shares of Baja Common Stock have been duly authorized and validly issued and are fully paid and nonassessable. No options, warrants, conversion or other rights, agreements or commitments of any kind obligating Baja, contingently or otherwise, to issue or sell any shares of its capital stock of any class or any such shares, are outstanding, and no authorization therefor has been given. There are, or will be, 100,000,000 authorized shares of Preferred Stock of Baja as of the Effective Time.

2.2.3 Authority for Agreement. Baja has the corporate power and authority to execute and de3liver this Agreement and to carry outs its respective obligations hereunder. The execution and delivery of this Agreement and the consummation of the Merger and the other transactions contemplated hereby will, prior to the Effective Time, be duly authorized by the Board of Directors of Baja; the approval of this Agreement by Baja will, prior to the Effective Time, be duly authorized by the Board of Directors of Baja; and as of the Effective Time this Agreement will constitute the valid and legally binding obligation of Baja. The execution and delivery of this Agreement and the consummation of the Merger and the other transactions contemplated hereby will not conflict with or result in any violation of or default under any provision of the Certificate of Incorporation or By6-Laws of Baja or the Articles of Incorporation or any mortgage, indenture, lease, agreement or other instrument, permit, concession, grant, franchise, license, judgment, order, decree, statute, law, ordinance, ruly or regulation applicable to Baja or any of their respective properties.
No consent, approval, order or authorization of, or registration, declaration or filing with any governmental authority is required in connection with the execution and delivery of this Agreement or the consummation of the Merger and the other transactions conte4mplated hereby by Baja, except for the filing with the State of Nevada of the Certificate of Merger.

2.2.4 Financial Statements. Baja has delivered to CVI the Baja Financial Statements. The Baja financial Statements are complete and correct in all material respects and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby and the periods preceding the periods so covered, except as throughout except as may be indicated in the notes thereto.

The consolidated balance sheets included in the Baja Financial statements present fairly the consolidated financial position of Baja and its consolidated subsidiaries as at the respective dates thereof and the statements of consolidated income and of changes in consolidated financial position included in the Baja Financial Statements present fairly the consolidated results of operations and changes in financial position of Baja and its consolidated subsidiaries for the respective periods indicated, subject in the case of the financial statements as of March 31, 2000 to normal year-end audit adjustments. At March 31, 2000, Baja had no known material liabilities, whether absolute, accrued, contingent or otherwise and whether due or to become due, which were not appropriately reflected or reserved against in the consolidated balance sheet as at such date and in the notes thereto included in the Baja Financial statements.

2.2.5 Absence of Changes. Since march 31, 2000, Baja has not undergone any material change in its condition (financial or other), properties, assets, liabilities, business, operations or prospects, other than changes in the ordinary course of business which in the aggregate have not been materially adverse to Baja.

2.2.6 Litigation. Except for the matters described in Baja's Annual Report fo r its latest year end and in Baja's Quarterly Reports for the latest quarter, there are no judicial or administrative actions, suites, proceedings or investigations pending or, to Baja's knowledge, threatened which might result in any material adverse change in the condition (financial or other), properties, assets, business, operation or prospects of Baja, or in any material liab8lity on the part of Baja, or which question the validity of this Agreement or of any action taken or to be taken in connection herewith.

2.2.7 Compliance with Laws; Governmental Authorization. Baja is not in violation or default in any material respect material to Baja under any statute, law, ordinance, rule, regulation, judgment, order, decree, permit, concession, grant, franchise, license or other governmental authorization or approval applicable to it or any of its properties. All permits, concessions, grants, franchises, licenses and other governmental authorizations and approvals necessary for the conduct of the business of Baja have been duly obtained and are in full force and effect, and there are no proceedings pending or threatened which may result in the revocation, cancellation or suspension, or any materially adverse modification, of any thereof, the consummation of the Merger and the other transactions contemplated hereby will not result in any such revocation, cancellation, suspension or modification.

2.2.8 SEC Reports. Baja has furnished to CVI copies of Baja's (a) Annual Report for the latest year-end, as filed with the SEC, and (b) Quarterly Reports for the latest quarter, as filed with the SEC, and as it may have been amended or supplemented at the date hereof, does not, contain any untrue statement or material fact or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

2.2.9 Disclosure. Neither this Agreement nor any certificate prepared by Baja pursuant hereto and furnished to CVI pursuant hereto, contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements contained herein or therein not misleading.

2.2.10 Baja Stock. The shares of Baja Common Stock to be issued pursuant to the Merger will, prior to the Effective Time, have been duly authorized, and all of such shares, when so issued, will be validly issued and outstanding, fully paid and nonassessable, and no stockholder of Baja will have any preemptive right in respect thereof.

2.2.11 Brokers, Finders, Etc. All negotiations relating to this Agreement and the transactions contemplated hereby have bee carried on without the intervention of any person acting on behalf of Baja in such manner as to give rise to any valid claim against CVI or Baja for any brokerage or finder's commission, fee or similar compensation.

ARTICLE III
COVENANTS OF CVI

3.1 Conduct of Business. From the date hereof to the Effective Time, except as otherwise consented to by Baja in writing, CVI shall:

(a) carry on its business in, and only in, the usual, regular4 and ordinary course in substantially the same manner as heretofore and, to the extent consistent with such business, use all reasonable efforts to preserve intact its present busi8ness organization, keep available the services of i8ts present officers and employees, and preserve its relationship with clients, customers, suppliers and others having business dealings wi8th it to the end that its goodwill and going business shall be unimpaired at the Effective Time.

(b) maintain all its material structures, equipment and other tangible personal property in good repair, order and condition except for depletion, depreciation, ordinary wear and tear and damage by unavoidable casualty;

(c) keep in full force and effect insurance comparable in amount and scope of cover4age to insurance now carried by it;

(d) perform in all material respects all of its obligations under agreements, contracts and instruments relating to or affecting its properties, assets and business;

(e) maintain its books of account and records in the usual, regular and ordinary manner.

(f) comply in all material respects with all statutes, laws, ordinances, rules and regulations applicable to it and to the conduct of its business;

(g) except as disclosed to Baja, not amend its Articles of Incorporation or By-Laws;

(h) not enter into or assume any agreement, contract or commitment of the character referred to in clauses (a) through (h) of Section 2.1.9, except in the ordinary course of business.

(i) not merge nor consolidate with, or agree to merge or consolidate with, or purchase substantially all of the assets of, or otherwise acquire any business or any corporation, partnership, association or other business organization or division thereof;

(j) not take, or permit to be taken, any action which is represented and warranted in clauses (a) through (n) of Section 2.1.6 not to have been taken; and

(k) promptly advise Baja in writing of any materially adverse change in the financial condition, operations, business or prospects of CVI.

3.2 Access and Information. CVI shall give Baja and their representatives full access to its properties, books, records, contracts and commitments and will furnish all such information and documents relating to its properties and business as Baja may reasonably request. In the event (unless readily ascertainable from public information or sources or otherwise required by law to be disclosed) obtained from CVI in connection with the Merger and will return to CVI all documents, work papers and other written material obtained by Baja from CVI.

3.3 Subsequent financial statements. With respect to each fiscal quarter ending more than (45) forty-five days prior to the Effective Time, CVI will deliver to Baja, no later than forty-five (45) days after the end of such fiscal quarter, an unaudited consolidated balance sheet of CVI as of the last day of such fiscal quarter and the statements of income, changes in stockholders' equity and changes in financial position of CVI for the fiscal period then ended, certified as to completeness and accuracy by the chief financial officer of CVI.

ARTICLE IV
COVENANTS OF BAJA

4.1 Certificate of Merger. Upon t he fulfillment of all of the conditions precedent to the obligations of CVI contained herein, Baja will cvause to be executed and filked, pursuant to the Business Corporation Act of the State of Nevada, a Certificate of Merger (the "Certificate of Merger") in the appropriate officer of th eState of Nevada with respect to the Merger.

4.2 Subsequent Financial Statements. With respect to each fiscal quarter ending more than (45) forty-five days prior to the Effective Time, Baja will deliver to CVI, no later than forty-five (45) days after the end of such fiscal quarter, an unaudited consolidated balance sheet of Baja and its consolidated subsidiaries of Baja as of the last day of such fiscal quarter and the consolidated statements of income, changes in stockholders' equity and changes in stockholders' equity and changes in financial position of CVI for the fiscal period than ended.

4.3 Modification of Baja By-Laws: Immediately following the Effective Time, Baja agrees to cause its By-Laws to be amended and restated to conform in all respects to the existing By-Laws of CVI.

4.4 Change of Name. Immediately after the Effective Time, the officers and directors of Baja shall cause Baja to change its name to neXtage Corp. by filing all necessary documents with the appropriate agency in Nevada, and any other state in which Baja has qualified to do business.

ARTICLES V.
CONDITIONS PRECEDENT

5.1 Conditions and Obligations of Each Party. The obligations of CVI to effect the Merger and of Baja to deliver the shares of Baja Common Stock issuable pursuant to the Merger shall be subject to the fulfillment at or prior to the Effective Time of the following conditions:


5.1.1 Stockholder Approval. This Agreement and the Merger shall have been approved by the unanimous affirmative vote of at least two-thirds of all the holders of the outstanding shares of CVI Common Stock without any exercise of dissenter's appraisal rights.

5.1.2 No Injunction, Etc. No action or proceeding shall have been instituted by any public authority or private person prior to the Effective Time before any court or administrative contemplated hereby or to recover any damages or obtain other relief as a result of the Merger.

5.1.3 Governmental Compliance. All permits, approvals and consents of any governmental body or agency, which Baja or CVI may reasonably deem necessary or appropriate, shall have been obtained.

5.2. Conditions to the Obligations of Baja. The obligation of Baja to effect the Merger shall be subject to the fulfillment, at or prior to the Effective Time (or waiver of them), of the following additional conditions:

5.2.1 CVI Representation, Performance. The representations and warranties of CVI contained in Section 2.1 shall be true at and as of the date hereof and shall be repeated and shall be true at and as of the Effective Time with the same effect as though made at and as of the Effective Time. CVI shall have delivered to Baja, a certificate, dated the date of the Effective Time, and signed by its Chairman or its President and by its Chief Financial Officer to the effect set forth above in this Section 5.2.1.

5.2.2 Consents. Any required consent to the Merger under any agreement or contract, the withholding of which would have a material adverse effect on the properties or business of CVI, shall have been obtained.

5.2.3. Corporation Proceedings. All corporate and other proceedings in connection with the Merger and the other transactions contemplated by this Agreement, and all documents and instruments incident thereto, shall be satisfactory in substance and form to Baja and Baja shall have received all such docume3nts and instruments, or copies thereof, certified, if requested, as may be reasonably requested.

5.3 Conditions to Obligations to CVI to Effect Merger. The obligation of CVI to effect the Merger shall be subject to the fulfillment, at or prior to the Effective Time (or waiver by CVI), of the following additional conditions:

Baja Representation, Performance, Etc. The representations and warranties of Baja contained in Section 2.2 shall be true at and as of the date hereof and shall be repeated and shall be true at and as of the Effective Time with the same effect as though made at and as of the Effective Time. Baja shall have delivered to CVI, a certificate, dated the date of the Effective Time, and signed by its Chairman or its President and by its Chief Financial Officer to the effect.

All corporate and other proceedings in connection with the Merger and the other transactions contemplated by this Agreement, and all documents and instruments incident thereto, shall be satisfactory in substance and form to CVI and CVI shall have received all such docume3nts and instruments, or copies thereof, certified, if requested, as may be reasonably requested.

ARTICLE VI
TERMINATION, AMENDMENT, WAIVER

6.1 Automatic Termination This Agreement shall automatically terminate and the Merger shall automatically be abandoned without any further action on the part of any party hereto on September 30, 2000, if the Merger shall not have theretofore become effective.

6.2 Termination. This Agreement may be terminated and the Merger abandoned at any time (whether before or after the approval thereof by the stockholders of CVI prior to the Effective Time):

(a) by mutual consent of the Boards of Directors of CVI and Baja, evidenced by appropriate resolutions;

(b) By Baja by notice to CVI (i) if any of the conditions set forth in Section
5.1 or 5.2 shall not have been fulfilled; or (ii) if any material default under or material misrepresentation or material breach of any warranty contained herein, on the3 part of CVI shall have occurred and shall not have been cured; or

(c) By CVI by noticed to Baja (i) if any of the conditions set forth in Section
5.1 or 5.3 shall not have been fulfilled; (ii) if any material default under or material breach of any agreement or condition of this Agreement, or any material misrepresentation or material breach of ay warranty contained herein, on the part of Baja shall have occurred and shall not have been cured.

6.3 Effect of Termination. In the event of the termination of this agreement and abandonment of the Merger pursuant to the provisions of Section 6.1 or 6.2 hereof, this Agreement shall become void and have no effect, without any liabili8ty on the part of any party thereto or its directors officers or stockholders in respect of this Agreement, except the liabilities of each parties hereto to pay the expenses incurred by it or on its behalf.

6.4 Amendment. This Agreement by action of the Boards of Directors of the parties hereto (or a duly authorized committee thereof) at any time before or after approval hereof by the stockholders of CVI, but after any such approval no amendment shall be made which substantially changes the terms hereof without the further approval of such stockholders. This Agreement may not be amended except by an instrument in writing duly executed and delivered on behalf of each of the parties thereto.

6.5 Extension; Waiver. At any time prior to the "Effective Time, the Boards of Directors of Baja or CVI (or a duly authorized committee of any of them), may
(a) extend the time for the performance of any of the obligations or other acts of the other, (b) waive any inaccuracies in the representations and warranties of the other parties contained herein, or in any document or instrument delivered pursuant hereto, and (c) waive compliance by the other with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto9 to any such extension or waiver shall be valid if set forth in an instrument in writing duly executed and delivered on behalf of such party.

ARTICLE VII
MISCELLANEOUS

7.1 Survival of Representations and Warranties. The representations and warranties contained in Article II and the agreements of CVI and of Baja contained in Articles III and IV shall survive the Closing of the Merger.

7.2 Expenses. CVI and Baja shall assume and bear all expenses, costs and fees incurred or assume by such party in the preparation and execution of this Agreement and compliance herewith, whether or not the Merger herein provided for shall be consummated, and Baja and CVI shall indemnify and hold each other harmless from and against any and all liabilities or claims in respect of any such expenses, costs or fees.

7.3 All notices, conse3nts, requests, instructions, approvals and other communications provided for herein and all legal process in regard hereto shall lbe validly given, made or served, if in writing and delivered personally or sent by registered or certified mail, postage prepaid,

(i) if to Baja, to:     Tom Hays
                        7316 E. Tuckey Lane
                        Scottsdale, AZ 85250


(II) if to CVI, to:     Edward J. Crosby
                        4022 E. Lupine Avenue
                        Phoenix, AZ 85028

Copy to:                Jeffrey M. Proper, Esq.
                        3225 N. Central Avenue, Suite 1615
                        Phoenix, AZ 85012-2413
or, in each case, at such other address as may be specified in writing to the other parties.

7.4 Miscellaneous. The headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement constitutes the entire agreement and supersedes all prior agreements and unde3rstandings, both written and oral, among the parties with respect to the subject matter hereof. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and all of which shall constitute one and the same instrument. This Agreement shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of Nevada.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

CYBER VILLAGE, INC.
a Nevada corporation


By: /s/  Edward Crosby
    ------------------------
      Edward Crosby
 Its: President




BAJA INTERNATIONAL FOODS, INC.
a Nevada corporation

By: /s/  Susan R. Hays
    ------------------------
         Susan R. Hays
    Its: President

Attest:

/s/ Tom Hays
----------------------------
    Tom Hays, Secretary

[CAPTION]
ARTICLES OF MERGER
FILED: C12039-93
                                ARTICLES OF MERGER

Between: Baja International Foods, Inc. - survivor corporation and Cyber Village, Inc., Both corporations being Nevada corporations.

A plan of merger has been adopted by the shareholders of each corporation. Baja International Foods, Inc., approved the merger by a vote of 2,358,981 shares in favor out of a total of 2,418,554 outstanding, which was sufficient for approval of the pan of merger. Cyber Village, Inc. shareholders approved the plan with 20,245,625 shares in favor out of a total of 21,766,986 shares outstanding, which was sufficient for approval of the merger.

The complete executed Plan of Merger is available to be examined at the registered office of Baja International Foods, Inc., and shall be furnished without cost to any shareholder of record upon request.

Executed this 30th day of August, 2000.

Baja International Foods, Inc.                  Cyber Village, Inc.


/s/ Susan R. Hays                               /s/
------------------------                        -----------------------
Susan R. Hays, President                                          , President


/s/ Tom Hays,                                    /s/ Edward Crosby
------------------------                        -------------------------
Susan R. Hays, Secretary                         Edward Crosby, President