Form 10QSB
period 2000-12-31
NEXSTAGE CORP
filed 2001-03-01
CIK 1099262

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000.

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

The number of shares of the registrant's common stock as of December 31, 2000:
24,185,540 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K


SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]

                                 NeXstage, Corp.
                                  BALANCE SHEET
                                December 31, 2000

                                      ASSETS

CURRENT ASSETS
 CASH IN BANK - BANK ONE                         3,012.13
                                                 --------
   TOTAL CURRENT ASSETS                                         3,012.13

OTHER ASSETS
 OFFICE EQUIPMENT                                  499.98
 ACUM. DEPR. - OFFICE                              (90.00)
                                                 --------
   TOTAL OTHER ASSETS                                             359.98
                                                                ---------
   TOTAL ASSETS                                                 3,372.11
                                                                =========
                                   LIABILITIES

CURRENT LI8ABILITIES
 ACCOUNTS PAYABLE                                 5,613.25
 A/P - ACCRUED SALARIES                          12,000.00
 L/P - PRINCIPALS                                 1,528.02
 N/P - DELTRON                                    5,000.00
 N/P - SILCO                                      5,000.00
                                                 ---------
    TOTAL CURRENT LIABILITIES                                   29,141.27
                                                                --------
    TOTAL LIABILITIES                                           29,141.27

                                     CAPITAL

PAID IN CAPITAL                               3,276,808.00
COMMON STOCKS. $.001 PAR VALUE                   24,185.09
AUTHORIZED SHARES - 100,000.000 SHARES
 ISSUED AND OUTSTANDING SHARES 24,185,540
 AND 75,814,460 RESPECTIVELY AS OF
 FYE 3/31/00
COMMON STOCK ISSUED &/OR ACCRUED FOR              1,314.00
 SALARIES
 $.001 PAR VALUE
COMMON STOCK ISSUED &/OR ACCRUED FOR                 25.00
 LEGAL EXPENSE
 $.001 PAR VALUE
COMMON STOCK ISSUED &/OR ACCRUED FOR                100.00

 ADMINISTRATIVE EXPENSES
 $.001 PAR VALUE
RETAINED DEFICIT                             (3,300,650.27)
PROFIT OR (LOSS) - CURRENT YEAR                 (27,550.98)
                                              -------------

     TOTAL CAPITAL                                              25,769.16)
                                                                ----------
     TOTAL LIABILITIES AND CAPITAL                               3,372.11



[CAPTION]
                                 NeXstage, Corp.
                                 INCOME STATEMENT
                                    YTD Actual
                       6 Period(s) Ending December 31, 2000

INCOME

COST OF SALES
   ADMINISTRATIVE FEES                               1,234.00
   AGENT'S FEES                                        340.00
                                                       ------
TOTAL COST OF SALES                                  1,574.00
                                                       ------
GROSS PROFIT (LOSS)                                 (1,574.00)

EXPENSES
   ADVERTISING                                         951.25
   CAR & TRUCK EXPENSES                                126.42
   COMMISSIONS & FEES                                5,000.00
   FILING FEES                                         505.00
   INTERNET EXPENSE                                    575.00
   LEGAL AND PROFESSIONAL SERVICES                   2,462.00
   MANAGEMENT FEES                                     330.00
   MEALS                                               877.91
   OFFICE EXPENSE                                    1,556.22
   REPAIRS & MAINTENANCE - COMPUTER                    110.00
   SALARIES - OFFICERS                              13,314.00
   TRAVEL                                              168.68
                                                       ------
      TOTAL EXPENSES                                25,976.98
                                                     --------
OPERATING INCOME (LOSS)                            (27,550.98)

NET INCOME (LOSS))                                 (27,550.98)
                                                    ==========

[CAPTION]
                                 NeXstage, Corp.
                                 Current Activity
                       3 Period(s) Ending December 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

OPERATING ACTIVITIES (NET LOSS)                       (20,702.02)

ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED BY OPERATING ACTIVITIES:

ACCOUNTS PAYABLE AND ACCRUALS                           4,600.00
                                                       ---------
NET CASH USED BY OPERATING ACTIVITIES                 (16,102.02)
                                                       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

                                                       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  ADVANCES FROM SHAREHOLDERS                              328.02
  STOCKS ISSUED &/OR ACCRUED FOR INVESTMENTS              125.00
  STOCKS ISSUED &/OR ACCRUED FOR SALARIES               1,314.00
                                                       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,767.02
                                                       ---------
INCREASE (DECREASE) IN CASH                           (14,335.00)
                                                       =========

[CAPTION]

                                 NeXstage, Corp.
                                 INCOME STATEMENT
                                 Current Activity
                      3 Period(s) Ending September 30, 2000
[CAPTION]
INCOME

COST OF SALES
   ADMINISTRATIVE FEES                                    700.00
                                                         --------
   TOTAL COST OF SALES                                    700.00
                                                         --------
GROSS PROFIT (LOSS)                                       700.00

EXPENSES
 CAR & TRUCK EXPENSES                                      17.73
 COMMISSION & FEES                                      5,000.00
 FILING FEES                                              505.00
 LEGAL & PROFESSIONAL SVCS.                                25.00
 MANAGEMENT FEES                                          330.00
 MEALS                                                    715.00
 OFFICE EXPENSE                                            94.56
 SALARIES - OFFICERS                                   13,314.00
                                                         --------
 TOTAL EXPENSES                                        20,002.02
                                                         --------
OPERATING INCOME )LOSS)                               (20,702.02)
                                                         --------
NET INCOME (LOSS)                                     (20,702.02)



[CAPTION]

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The company intends to become engaged in the business of acceleration of small business clients seeking expansion. The company has not yet commenced operations.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information

Item 6.

  a) Exhibits

  b) Reports on 8k

     9/27/2000

     2/2/2001


                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NeXstage Corporation


Dated: February 14, 2001                By: /s/ David S. Smith
                                            ------------------------
                                            David S. Smith, President




Dated: February 14, 2001                By: /s/ David S. Smith
                                            ------------------------
                                            David S. Smith
                                            Chief Financial Officer