Form 10KSB
period 2001-03-31
NEXSTAGE CORP
filed 2001-07-16
CIK 1099262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001


                        Commission file number 000-28231
                                               ---------


                                 neXstage Corp.
                 (Name of Small Business Issuer in its charter)


            Nevada                                            86-0746355
            ------                                            ----------
(State or other jurisdiction of                         I.R.S. Employer ID. No.
incorporation or organization)


3550 N. Central Avenue, Suite 120
Phoenix, AZ                                                      85012
---------------------------------                                -----
(Address of principal executive offices)                       (Zip Code)


       Issuer's telephone number, including area code     602-996-7499
                                                          ------------

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, Par Value $.001 Par Value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X   No
                                                      ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The issuer's revenues for the Fiscal Year ended March 31, 2001 were $0.00.

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000 is impractical to determine because neXstage's common stock is not quoted on any quotation medium.

As at March 31, 2001, there were 27,393,790 shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one)

                            Yes     No  X
                                ---    ---

                                TABLE OF CONTENTS



         PART I
         ------

Item 1   Description of Business.................................................. 3
Item 2   Description of Property.................................................. 7
Item 3   Legal Proceedings........................................................ 7
Item 4   Submission of Matters to a Vote of Security Holders...................... 7

         PART II
         -------

Item 5   Market for Common Equity and Related Stockholder Matters ................ 8

Item 6   Management's Discussion and Description or Plan of Operations ........... 9

Item 7   Financial Statements and Supplementary Data ............................. 10

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..................................... 10

         PART III
         --------

Item 9   Directors and Executive Officers of the Registrant ...................... 10

Item 10  Executive Compensation .................................................. 13

Item 11  Security Ownership of Certain Beneficial Owners and Management .......... 13

Item 12  Certain Relationships and Related Transactions .......................... 14

Item 13  Exhibits and Reports on Form 8-K ........................................ 14

SIGNATURES ....................................................................... 15


PART I
------

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


ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

neXstage Corp., (the "Company" or "neXstage"), is a "C" corporation, organized under the laws of the State of Nevada. It was incorporated on September 30, 1993. Until June of 1999, when it was restructured and the name changed to Cyber Village Inc., the corporation operated under its original name, the Minco American Corporation, which had accommodated several different business operations and was listed on the OTC Bulletin Board. On March 31, 2000, neXstage entered into an agreement and plan of merger and reorganization with Cyber Village, Inc., the final terms of which were consummated on August 30, 2000. It changed its name to neXstage effective September 30, 2000, and consolidated its operations.

The agreement of reorganization provides for a 2.35 to one forward split of the outstanding share capital of neXstage, and the issuance of an additional 21,766,986 shares in exchange for all of the outstanding shares of Cyber Village, Inc.

During consolidated operations, neXstage adopted a new plan of operations as a business acceleration - service provider, providing expansion assistance to companies which have been in operation a minimum of three to five years, with a proven product or service, strong management team, existing revenue base of at least $3 million, and operate in a target market of a minimum of $500 million annually.

neXstage Corp. is at this time a development stage corporation. Its current operations are limited to negotiating the acquisition of its first several companies and raising capital for the implementation of its planned operations, as enumerated above. neXstage has been in the development stage since its inception in 1993. Its activities in the past three years have been limited to refining the business model for the implementation of its business capital formation plan. The development of its business plan began in 1996. neXstage's stock is currently not quoted on any quotation medium, and there have been no reorganizations in the past three years.

neXstage's mailing address is P.O. Box 2057, Prescott, AZ 86032. The address of its principal executive offices is: 3550 No. Central Avenue, Suite 1200, Phoenix, AZ 85012. The telephone number of its principal executive office is
(602) 996-7499, and the fax number is (520) 717-2236.

(b) Business Of The Issuer

(1) Overview

neXstage Corp. is a development stage public company. We have designed our business model around building our corporation by acquiring proven profitable companies and strengthening them with our services as a Business Acceleration - Resource Provider. Coining the term for our company as a "Business Accelerator." Cisco Systems, General Electric and other Fortune 500 companies built their companies with this same type of proven strategy to grow a corporation through acquisition of profitable companies.

Target companies will have a proven product or service and strong management team, but for a variety of reasons including lack of adequate capital for expansion, inadequate communication and marketing skills, inhibit their ability to further growth. neXstage will continuously expand its activities and amplify its asset base by acquiring existing companies with revenues greater than $3 million. We will generally avoid start-up companies due to certain risk factors. After selected companies have been acquired, they will be assimilated into the neXstage Corp. network of companies. Network companies will then be given the needed resources to become larger and more profitable. We take them to the "neXstage" of their development.

neXstage Corp. has created a unique business model, but one that incorporates proven methods developed within 20th & 21st-Century mega corporations. We are focusing this plan around three sectors of interest (i) Alternative Energy and Fuel Cell Technology (ii) Medical advances in the area of slowing down the aging process and improving quality of life thereby, achieving vibrant longevity (iii) Information Technology Infrastructure that involves telecommunications, database management, hardware, software, hosting, Internet, security and backup. Our immediate goal is to acquire and develop our technological core first. We plan to develop and run our network of companies on a custom Oracle or similar Enterprise Resource Planning ("ERP") software system. This ERP system will create a resource management environment that will allow us to realize our financial condition at the close of each day. Once our core nucleus of technologies is developed and maintained we can provide this infrastructure to future neXstage Corp. Network companies.

Initially, it is planned that target companies will generally be acquired with 75% of the purchase price paid in the form of neXstage Corp. public stock (NXSG) and 25% cash. It is also planned that an additional amount of capital generally equal to 25% of the purchase price will be committed by neXstage for direct investment back into the newly acquired company as growth acceleration capital. This investment strategy will allow a significant amount of the cash to go directly towards growing the business and for the development of higher profit margins, which should in turn reflect favorably on neXstage, shareholders equity, and our share price performance.

o Network companies should gain considerable value, in the transition from small private companies to becoming part of neXstage Corp., owned and traded in the public market place.
o neXstage will handle most of the "back office" functions of our network companies through integration with our Enterprise Resource Planning ("ERP") systems; based on customized software that handles the management of accounting, finance, purchasing, inventory control, human resources and other business resources for the entire neXstage Network.
o Network company costs can be significantly reduced through economies of scale. Volume related efficiencies will be realized through the strategic utilization of neXstage provided Accelerator Capital for the development of new high profit business.
o Network companies will be provided with the latest global information technologies to compliment their proven bricks and mortar business, and transition them to a bricks and clicks 21st Century "New Economy" company.
o Further value will come to our acquired companies in granting access to resources normally out of reach; management, scale efficiencies, strategic alliances, and of course inexpensive investment capital.

(2) Services

At all stages of an acquired company's growth, our management team will continually instill the best practices we have learned, by providing mentoring, market intelligence and operational support. Additionally, we will provide our companies with operational assistance from our various in-house departments being developed and third party service providers and access to a network of financial and business sources.

neXstage's services create synergy and economies of scale, allowing our entrepreneurs to focus their efforts on business growth while we provide support and maintain "back-office" responsibilities.

Ultimately, it is our acquired companies whom will determine what services neXstage will provide. Therefore we will be constantly revising and improving our services in order to improve our companies chance at growth and success.

Tailored services provided by neXstage include:

o    Sales, Marketing and Brand Management
     We provide guidance to our companies' sales, marketing, product positioning and advertising efforts through regular meetings attended by the appropriate staff from each of our acquired companies. neXstage's marketing department will coordinate marketing resources for all our companies, providing marketing information, market research, advertising services, public relations support, promotional assistance and other marketing related services.

o    Sharing of Resources and Best Practices Among Acquired Companies
     Our model provides an environment for collaboration among our companies. Regular meetings attended by key personnel will allow our companies to share ideas and discuss issues of common interests.

o    Executive and Staff Recruiting
     neXstage's human resources department and referral system will, once developed, assist in placing talent in each of our companies. We believe our acquired companies' biggest assets will be their highly skilled people, therefore our recruiting program will provide a strategic advantage to our acquisitions success and neXstage's pool of resources.

o    Web Development and Information Technology
     We will provide assistance in web development and support through our strategic partners. We will also offer our companies access to common information technology systems that enable them to cost-effectively manage their electronic mail hosting, website hosting and other functions.

o    Human Resources
     Our human resources department will provide administrative and human resources assistance to our companies, including advice and support on tax preparation, payroll, benefits, recruiting, hiring, human resource compliance, orientation and termination.

o    Accounting and Legal Expertise
     neXstage's consolidated accounting system will create economies of scale by consolidating the accounting departments and functions of all our companies. Our seasoned accounting, finance and legal professionals provide services such as corporate finance, accounting, treasury functions, financial reporting, intellectual property protection, contracts, licensing, deal structuring and negotiation, and various other services.

o    Capital Formation Assistance
     During the initial company acquisition-planning process, the acquisition team in cooperation with the target company's management, develops a strategy for funding the future growth of the acquired company. neXstage will generally provide the capital called for in the development of the acquired company. A part of the services provided by neXstage will be in the ongoing strategic planning process. neXstage will assist management in planning for future capital needs to allow for the accelerated growth of the acquired company. In the event that the subsidiary has company requirements that warrant outside direct investment into the subsidiary company, then neXstage will develop a capital formation plan in cooperation with the subsidiary's management and once the plan is approved, neXstage's team will assist in the implementation of the capital formation plan.

o    Business Model Analysis
     We provide strategic direction and market intelligence to our companies concerning topics such as market positioning and competitive trends. Experienced professionals will work closely with our companies to improve sales efficiencies, evaluate and negotiate alliances, and identify management priorities. Financial analysts are also available to help particular companies model their businesses and identify the key drivers of their financial results.

o    Active Involvement with Acquisitions Operations
     Our senior executives will serve on the boards of our acquisitions. Through board representation and ongoing consultation with our companies, we take an active role in the ongoing oversight and strategic management of our network companies.

o    Business Development.
     neXstage's environment and culture promote the sharing of knowledge, relationships and business opportunities among our network companies. We assist our companies in evaluating, structuring and negotiating joint ventures, strategic alliances, joint-marketing agreements, acquisitions and other transactions. We strongly encourage cooperation and collaboration among our companies and the sharing of information. In addition our companies are encouraged to look to each other to provide needed goods and services.

(3) Industry and Competition

neXstage does not fall neatly into one particular industry. Our model is a compilation of venture capital, incubator and consolidator industries. neXstage acknowledges that it faces competition from service and capital providers, including publicly traded Internet companies, venture capital companies, large corporations, business incubators and traditional holding companies. Many of these competitors have greater financial resources and brand recognition than we do.

However, we believe our business model and first-mover advantage will differentiate us from our competitors and "copy-cat" companies.

While on the surface some of the above institutions might appear as competition, at neXstage we take a different view: VCs, capital providers, incubators, etc. should become some of our best partners, either through syndication or joint venture. neXstage will be in a perfect position to help these institutions out of market-induced portfolio problem areas.

Competition for our network companies themselves could be intense due to the rapid technological changes in their respective industries. Many of them will have to compete against companies with better brand recognition and greater financial, marketing, and other resources. Our network companies may also be at a disadvantage in responding to their competitors' pricing strategies, technological advances, research and development, advertising campaigns, and other initiatives. But we are confident that they will be able to overcome these situations through the support, guidance, and resources offered by neXstage Corp. and the synergistic association with other network companies.

This competition, and the impact it has on the valuation of our target market, could limit our opportunities to acquire interests in network companies or force us to pay higher prices to acquire these interests, which would result in lower returns or losses on acquisitions. In addition, some of our competitors, including venture capital firms, private companies with business strategies similar to ours and corporate strategic investors, may have a competitive advantage over us because they have more flexibility than we do in structuring acquisitions in companies because they do not need to acquire majority or controlling interests in companies to avoid regulation under the Investment Company Act.

Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brand. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition.


(4) Raw Materials and Principal Suppliers and Vendors

There are no raw materials used in neXstage's services.


(5) Patents

neXstage holds no patents or intellectual property.


(6) Government Regulation

neXstage's business is not dependent upon one or a few major customers. Government approval is not necessary for neXstage's business, and government regulations have no or only a negligible effect on their respective businesses.


(7) Research and Development

neXstage has not booked any significant research and development costs and therefore does not expect to pass any of those costs to customers. neXstage has no product development and research and development costs.

(8) Employees

neXstage presently employs eleven full and part time employees, including its President and CFO, David Smith, its CEO and Chairman, Edward Crosby, its Vice President Operations/Capital Formation, Tim Johnston, its Vice President, Business Development/Acquisitions, Jay Quinn, its Vice President, Technology, Alan Hasham, and its Chief Counsel, Jeffery M. Proper.


(c) Reports to Security Holders

(1) Annual Report

neXstage Corp. is not required to deliver an annual report to security holders.


(2) Reports With the Securities and Exchange Commission

neXstage Corp. is a fully reporting public company and files a 10-KSB, three 10-QSB's and Information Statements to the Securities and Exchange Commission annually.

(3) Public Access

The public may read and copy materials and neXstage files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on neXstage Corp. by calling the SEC at 1-800-SEC-0330. neXstage is an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. These reports may also be accessed through neXstage's Internet address at http://www.neXstage Corp.com.

ITEM 2. DESCRIPTION OF PROPERTY

neXstage currently maintains offices, telephones and basic office equipment in temporary offices located at 11811 Tatum Blvd. Suite 303, Phoenix, AZ 85028.

There is no expected purchase or sale of any plant or significant equipment, other than office equipment for the new office. neXstage has no current material commitments.


ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which neXstage is a party or to which the property interests of neXstage is subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of Stockholders was held August 15, 2000 to approve the merger with Cyber Village, Inc. The merger was approved with 97.5% of outstanding shares voting in favor of the merger.

PART II
-------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

neXstage's common stock is not quoted on any quotation medium, and no ready market existed prior to the end of the current fiscal year. Subsequent to the end of the current fiscal year the company filed documents with the National Association of Security Dealers to allow its stock to be traded on the NASDAQ Bulletin Board. Resolution of that application is pending as of the date of the filing of this report.


(b) Recent Sales Of Unregistered Securities

Subsequent to the closing of the merger agreement with Cyber Village, Inc. certain shares of restricted common stock were issued to friends and family of officers and directors of the company in the total amount 206,250 shares. Said shares were sold in accordance with the exemption provided by section 504 of Regulation D. Additional shares were issued to officers and directors in return for services to the corporation in the total amount of 2,805,630. Shares were issued to legal Counsel and others in payment for services in the amount of 196,370 shares.

(c) Holders

The approximate number of record holders of shares of the common stock of neXstage outstanding as of March 31, 2001 was approximately 942.


(d) Dividends

We do not anticipate paying cash dividends in the foreseeable future. We plan to retain all future earnings, if any, to finance our establishment of, and acquisitions of interests in, network companies and for general corporate purposes. Any future determination as to the payment of dividends will be at our Board of Directors discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board considers relevant.


(e) Description of Securities

neXstage's common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

o Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions in a penny stock.

o Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

o Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function is solely clerical or ministerial.

o The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATIONS

In General

neXstage is a development stage corporation, with planned operations to engage in the business of business accelerator by providing business acceleration resource services to companies which have been in operation from three to five years. Target companies will have a proven product or service and strong management and existing revenues of at least $3 million annually. These network companies will need to operate in (i) Alternative Energy and Fuel Cell Technology (ii) Medical advances in the area of slowing down the aging process and improving quality of life while achieving vibrant longevity (iii) Information Technology Infrastructure that involves telecommunications, database management, hardware, software, hosting, Internet, security and backup.

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

neXstage is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that neXstage will be successful in raising the capital it requires through the sale of its common stock. Accordingly, the Company's ability to continue as a going concern is uncertain. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. If the Company is unable to continue as a going concern, the values realized from the Company's assets maybe less than the carrying amounts reported in its financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Forward Looking Statements

This registration statement contains forward-looking statements. neXstage's expectation of results and other forward-looking statements contained in this registration statement involves a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 7. FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See F-1 for Index to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of the end of the current fiscal year, the Board of Directors passed a resolution engaging the firm of Pannell Kerr Forster of Texas, P.C. to perform the audit for fiscal year 2001. There have been no disagreements with Rogelio G. Castro, CPA, the prior years auditor.

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

The Executive Officers of neXstage and its subsidiaries, and their ages, are as follows:

Name                                        Age                          Position
----                                        ---                          --------
Edward Crosby                               54                     Chairman, CEO, Director

David S. Smith                              65                     President, CFO, Director

Tim Johnston                                33                     Vice President

Jay Quinn                                   45                     Vice President

Lawrence E. Tahler                          56                     Director

Tom E. Hays                                 61                     Director

Jeffrey M. Proper                           53                     Chief Council

Alan Hasham                                 61                     Vice President

-------------------

EDWARD CROSBY. Mr. Crosby is the current Chairman, Chief Executive Officer, Secretary and Director of neXstage, since March 31, 2000. He has also been the president and Chief Executive Officer since inception of Crosby Financial Corporation, since 1970; the chief executive officer of ECO Technology, Inc., from 1997 to the present; the managing director of Global Equity Organization, from 1992 through 1997; the president of C&T Property, Inc., from 1996 through 1998; and the president of RECrosby.com, Inc., from 1996 to present.

Edward Crosby has 30 years of successful entrepreneurial corporate experience. During that time he has served continuously in senior executive positions with various corporations. Between 1970 and 1990, Mr. Crosby owned and directed a real estate investment company which developed projects totaling well over $500 million. Also during this period, Mr. Crosby simultaneously owned majority interests in several financial companies. These companies successfully arranged equity and financing for his, and various other third party projects with funding totaling well in excess of 1 billion USD; these corporations where in the businesses of mortgage lending, mortgage investments, and municipal lease financing. In 1990, Mr. Crosby and other international investors began organizing Global Equity Organization ("GEO"), an offshore international investment company. Mr. Crosby served as Managing Director of GEO from 1992 when it began operations until 1997 when he began his current business development project. During his tenure with GEO, Mr. Crosby was responsible for the management of an international venture capital investment portfolio of over $1 billion. The GEO portfolio was invested in numerous projects spanning a dozen different countries. Additionally, during the period between 1992 and 1996 he directed capital formation efforts, which resulted in millions of dollars of foreign investments via Reg. S private placements, into U.S. public companies. In 1997, the first of several public spin-off transactions was completed, in cooperation with a NASDAQ public company. This was the genesis of his current role in creating new public corporations from small beginnings. Between March 1999 and February 2000, Mr. Crosby served as the exclusive investment banker for two fuel cell technology companies. These companies are in the process commercializing Direct Methanol and Solid Oxide Fuel Cell Technologies in cooperation with NASA's Jet Propulsion Laboratory, University of Southern California and California Institute of Technology.


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

David Smith launched his business career in the fields of finance and insurance. Having co founded Executive Consultants, Inc. in 1970, as president he worked in the financial planning and securities field. Additionally, as a consultant he helped many other companies arrange financing and solve organizational and operational problems. In 1987 Mr. Smith became secretary and director of Minco American Corp., as well as its CFO, building the company's assets to the point where they were sold to Princeton American Corporation in 1991. He continued his duties as an officer, and in 1997 was elected president. His experiences enabled him to acquire extensive knowledge of how to work with regulatory agencies and of the legal and administrative requirements of public companies. To enable others to benefit from his expertise, he formed a consulting and corporate-services company. Through his efforts Minco American Corp. has been reactivated as neXstage Corp.


TIM JOHNSTON. Mr. Johnston is the Vice President Operations/Capital Formation and director of neXstage since March 31, 2000. From March 1999 to the present, he has served as an independent financial consultant, developing business plans and the raising of venture capital. From January 1999 through April 1999, he was employed as a partner of Soyuz Advisors in Moscow, Russia, developing and implementing a business plan to fund a $10 million private deal concerning the conversion of a high tech military plant to a non-military enterprise. From May 1997 through November 1998, he was employed by Alfa Asset Management, in Moscow, Russia, as Executive Director of Marketable Securities. From October 1995 through April 1997, he served as Senior Sales/Trader in funds, hedge funds, and high net worth individuals for Rinaco Plus Securities. From December 1994 through October 1995, he acted as Director of Business Development for C.A. & Co., a Russian brokerage house in Moscow. From May 1994 through November 1994, he worked as Operation and Logistics Consultant for Reebok Russia. From 1992 through 1994, he worked as owner and director of sales and marketing for Johnston Medical Supply. Mr. Johnston holds a B.S. in International Business Management from Arizona State University, 1994.

Tim Johnston has extensive business-development experience, primarily focused on entrepreneurial and emerging-market ventures--building, funding, and operating diverse businesses in Russia and elsewhere in the Former Soviet Union. While overseas, Mr. Johnston took part in operations, marketing, and finance endeavors in the international markets. Additionally, he has successfully raised and brokered many millions of dollars in financing for various business ventures, most recently handling capital raising and operational strategies for Restaurant.com. His work experience includes enterprise building, institutional asset management, managed accounts, proprietary trading, and brokering, as well as project finance.


JAY QUINN. Mr. Quinn is the current Vice President of neXstage since March 31, 2000. From August 1, 1996 through August 31, 2000, he served as the president of Potomac Capital, a business development firm which specialized in making investments for new technology firms, structuring of public offerings, and underwriting of publicly held securities. From 1989 through 1996, he was the founder of Potomac Home Mortgage Corp., the largest mortgage brokerage firm in Maryland. From 1977 through 1981, he was president and CEO of Eagle Financial Group, Ltd. From 1978 through 1981, he also served as president and CEO of Realty Data Corporation.

LAWRENCE TAHLER. Mr. Tahler is a current director of neXstage since March 31, 2000. He is currently the president of Cyber Concepts Corporation since 1998. From 1996 to January 1998, he was president and CEO of World Web Collectibles Malls. From May 1993 through January 1996 he served as president and CEO of Lease Consultants International, Inc. From April 1987 through April 1992, he served as president and CEO of Horizon Investment Group, Ltd. From 1982 through 1986, he was employed as president and CEO of Capital Venture Group, Ltd.

Lawrence Tahler entered the sales field after military service and worked in a variety of industries, including group health plans and real estate. In the mid 1970s he started his first company--buying, remodeling, and reselling homes. In the late '70s he began applying an emerging technology to business needs by initiating a computerized property-search service. Later, as president and CEO of Capital Venture Group, Ltd., he used new business strategies in the development of capital acquisitions and resale; then, on a larger scale, as president and CEO of Horizon Investment Group, Ltd. In the mid 1990s, working in commercial-lease auditing, he saved clients hundreds of thousands of dollars. In 1996 Larry Tahler founded World Web Collectibles Malls, a unique Internet-based shopping center that developed and owned Cyber Shopping Centers; it merged into Cyber Concepts Corporation in 1998.

TOM E. HAYS. Mr. Hays is a Director of neXstage, and has been so employed since its inception. He is also the President and Director of Platinum Pearls, Inc., as has been such since its inception. Mr. Hays is an accomplished photographer, artist, and a published songwriter, music producer, cinematographer, graphic designer and video producer. In 1987, Mr. Hays took over leadership of an Oklahoma company engaged in the "quick oil change" business, turned Pit Stop Auto Center into a profitable position, and took it public. Pit Stop Auto operated 38 quick oil change auto service centers in Oklahoma, Texas and Arizona. In 1980, Mr. Hays was engaged in the oil and gas business, buying and brokering oil and gas mineral leases and generating drilling prospects, which he sold to oil and gas drilling companies. He founded Edgewater Energy Corporation and was the sponsor and general partner of five successful oil and gas drilling limited partnerships, which participated in the drilling and discovery of over fifty oil and gas wells, many of which are still producing. In 1978, he founded "facts: Marketing and Economics Research Corporation" and developed a radio research product, "the Radio Audience Profile" which grew to service 105 radio markets across the United States. In 1971, he purchased United Concepts, Inc., an advertising agency, and managed both retail and industrial advertising accounts for a variety of clients. In 1960, he founded Midwest Optical, Inc., and opened a retail optical dispensary in Midwest City, Oklahoma, which expanded to three stores before selling to a larger chain of stores. Mr. Hays attended Phillips University in Enid, Oklahoma.

ALAN HASHAM. Mr. Hasham is the Vice President Technology for neXstage Corp., is a highly experienced business development and e-business technology consultant. In the late 1960s he received a B.S. degree in Electrical Engineering from London University, then an advanced diploma in the fast-growing new field of Computer Science. For more than 30 years he has worked in management and advisory positions in a wide variety of enterprises, including Compaq Computer Corporation, ITT Courier Terminal System, Sperry Univac, and a major health care provider in Massachusetts. Well acquainted with major technologies used in most computer systems, he has conducted successful consulting engagements that address business issues requiring strategic planning and tactical information services, architecture consulting, archival and retrieval design and implementation, business development, and program management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who own more than ten percent of a registered class of neXstage's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish neXstage with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, neXstage believes that, during the fiscal year ended March 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by neXstage to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended March 31, 2001. Effective July 1, 2000, we entered into written employment agreements with Jay Quinn and Tim Johnston, and agreed to pay them each $96,000 per year; and effective September 1, 2000, we entered into an employment agreement with Edward Crosby to pay him $240,000 per year.

There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                           Annual Compensation
                           -------------------

Name and Position         Salary         Bonus                Deferred Salary
-----------------         ------    ----------------          ---------------
Edward Crosby
CEO and Chairman            0       1,180,000 Shares                0  (1)

David S. Smith
President                   0          20,000 Shares                0  (2)

Jay Quinn
Vice President              0         546,000 Shares                0  (3)

Tim Johnston
Vice President              0         536,000 Shares                0  (4)

Jeffrey M. Proper
Chief Council
Director                    0         100,000 Shares                0  (5)

Alan Hasham
Vice President              0          26,000 Shares                0  (6)

(1) Restricted shares issued in accordance with employment agreement.
(2) Restricted shares issued for Directors duties - no employment contract or salary.
(3) Restricted shares issued in lieu of salary and in accordance with employment contract.
(4) Restricted shares issued in lieu of salary and in accordance with employment contract.
(5) Restricted shares issued in lieu of salary and in accordance with employment contract.
(6) Restricted shares issued in lieu of salary and in accordance with employment contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of neXstage as of the end of the fiscal year, 2001, by (i) each person who is known by neXstage to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of neXstage's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address                     Number of Shares                 Percentage Owned
----------------                     ----------------                 ----------------
David S. Smith                              9,652,161                     35.23%
Deltron Corporation
P.O. Box 2057
Prescott, AZ 86032

Edward Crosby                               6,189,000                     22.59%
4022 E. Lupine Ave.
Phoenix, AZ 85028


Lawrence Tahler                             4,985,000                     18.20%
P.O. Box 430
Whitefish, MT 59937

Tom E. Hays                                 2,778,981                     10.14%
7316 E. Tuckey Lane
Scottsdale, AZ 85250

Jay Quinn                                     548,000                      0.02%
12130 E. Poinsetta Dr.
Scottsdale, AZ 85259

Tim Johnston                                  536,000                      0.02%
9626 E. Kalil Dr.
Scottsdale, AZ 85260

Jeffrey M. Proper                             126,675                     .0046%
3550 N. Central #1200
Phoenix, AZ 85012

Directors & Officers                       22,604,600                     86.21%
As A Group

--------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions since the beginning of fiscal year 2000, or any currently proposed transactions, or series of similar transactions, to which neXstage was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of neXstage's stock have or will have any direct or indirect material interest. neXstage does not currently have any policy toward entering into any future transactions with related parties.



ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Report of Independent Certified Public Accountant dated June 25, 2001 Financial Statements
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

(b) Reports on Form 8-K: None

(c) Exhibits



Exhibit
Number             Description                                         Method of Filing
-------            -----------                                         ----------------
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


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



neXstage Corp.



/s/ David S. Smith


--------------------------------------------
David S. Smith, President, Director
Dated: July 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                              Date
---------                     -----                              ----
/s/ David Smith               Pres., Director and                July 16, 2001
                              Chief Financial Officer

/s/ R. Edward Crosby          Chairman, CEO,                     July 16, 2001
                              Secretary, Director


                                 neXstage Corp.
                    Index To Consolidate Financial Statements
                    -----------------------------------------

                                                                      PAGE


Reports of Independent Public Accountants                              F1-2

Consolidated Balance Sheet                                              F3

Consolidated Statements of Operations                                   F4

Consolidated Statements of Stockholders' Equity                         F5

Consolidated Statements of Cash Flows                                   F6

Notes to Consolidated Financial Statements                             F7-9


                    Report of Independent Public Accountants
                    ----------------------------------------


Board of Directors
neXstage Corp.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of neXstage Corp. (a Nevada corporation in the development stage), as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the 2001 amounts included in the cumulative amounts during the development stage (Inception - September 30, 1993). The consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of neXstage Corp. for the periods prior to April 1, 2000. Those consolidated financial statements of neXstage Corp. (formerly Baja International Foods, Inc.) as of March 31, 2000, were audited by other auditors whose report dated September 28, 2000 on those financial statements included an explanatory paragraph that described factors which raised a substantial doubt about the Company's ability to continue as a going concern as discussed in Note F to the financial statements. Our opinion, insofar as it relates to the amounts for the periods prior to April 1, 2000, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of neXstage Corp. as of March 31, 2001, and the results of their operations and their cash flows for the year then ended and for the 2001 amounts included in the cumulative amounts for the period from Inception to March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note F to the consolidated financial statements, the Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note F. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
June 25, 2001




                                      F1

                    Report of Independent Public Accountants
                    ----------------------------------------


Board of Directors and Shareholders
neXstage Corp.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of neXstage Corp. for the year ended March 31, 2000 and the cumulative amounts during the development stage
(Inception-September 30, 1993). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and their cash flows for the year ended March 31, 2000, and for the amounts included in the cumulative amounts for the period from Inception to March 31, 2000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note F. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Rogelio G. Castro
Oxnard, California
September 28, 2000










                                      F2

                                                 NEXSTAGE CORP.
                                         (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED BALANCE SHEET
                                                 MARCH 31, 2001



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                                $     103,171
   Accounts receivable -- related party                                                                               186
                                                                                                            -------------

               Total current assets                                                                               103,357

PROPERTY AND EQUIPMENT, net                                                                                         2,808

OTHER ASSETS                                                                                                          150
                                                                                                            -------------

TOTAL ASSETS                                                                                                $     106,315
                                                                                                            =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                         $      23,619
   Advances from stockholder                                                                                          700
   Accrued salaries and payroll taxes                                                                              20,966
                                                                                                            -------------

               Total liabilities                                                                                   45,285
                                                                                                            -------------

STOCKHOLDERS' EQUITY:
   Preferred stock -- $.001 par value;
      100,000,000 shares authorized;
      no shares issued and outstanding                                                                               -
   Common stock -- $.001 par value;
      100,000,000 shares authorized;
      27,393,790 shares issued and outstanding                                                                     27,394
   Additional paid in capital                                                                                   3,803,211
   Deficit accumulated during the development stage                                                            (3,769,575)
                                                                                                            -------------

               Total stockholders' equity                                                                          61,030
                                                                                                            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  $     106,315
                                                                                                            =============








See notes to consolidated financial statements.

                                                      F3

                                              NEXSTAGE CORP.
                                      (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   YEARS ENDED MARCH 31, 2001 AND 2000



                                                                                                  ACCUMULATED
                                                      YEAR ENDED            YEAR ENDED            DURING THE
                                                       MARCH 31,             MARCH 31,            DEVELOPMENT
                                                          2001                 2000                   STAGE
                                                     ------------           ------------         --------------
REVENUES                                             $      -               $      -             $        -

GENERAL AND ADMINISTRATIVE EXPENSES                       470,002                 25,970                495,972
                                                     ------------           ------------         --------------

NET LOSS FROM OPERATIONS                                 (470,002)               (25,970)              (495,972)

OTHER INCOME                                                1,077                  -                      1,077
                                                     ------------           ------------         --------------

NET LOSS                                             $   (468,925)          $    (25,970)        $     (494,895)
                                                     ============           ============         ==============
PER SHARE INFORMATION

   Net loss per common share -- basic                $       (.02)          $       (.01)        $         (.02)
                                                     ============           ============         ==============
   Net loss for common share -- diluted              $       (.02)          $       (.02)        $         (.02)
                                                     ============           ============         ==============
   Basic weighted average number of
     common shares outstanding                         25,154,907              2,348,111             27,503,018
                                                     ------------           ------------         --------------

   Fully diluted weighted average number of
     common shares outstanding                         25,154,907              2,348,111             27,503,018
                                                     ------------           ------------         --------------















See notes to consolidated financial statements.

                                                      F4

                                                       NEXSTAGE CORP.
                                               (A DEVELOPMENT STAGE COMPANY)


                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                         DEFICIT
                                                                    COMMON STOCK                       ACCUMULATED
                                                             -------------------------   ADDITIONAL     DURING THE       TOTAL
                                                                                PAR        PAID IN      DEVELOPMENT   STOCKHOLDERS'
                                                                SHARES         VALUE       CAPITAL         STAGE          EQUITY
                                                             ------------  -----------   -----------    -----------   ------------

Balance at March 31, 1999                                      2,348,111   $     2,348   $    (1,348)   $    (1,000)   $       -

Net loss                                                             -             -             -          (25,970)       (25,970)

Common stock issued for acquisition of Cyber Village, Inc.    21,766,986        21,767     3,266,226     (3,273,680)        14,313

Common stock issued for services                                  70,443            70        11,930            -           12,000
                                                             -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2000                                     24,185,540        24,185     3,276,808     (3,300,650)           343

Net loss                                                             -             -             -         (468,925)      (468,925)

Common stock issued for services                                 196,370           198        42,602            -           42,800

Common stock issued for compensation                           2,805,630         2,805       277,757            -          280,562

Common stock issued for cash                                     206,250           206       206,044            -          206,250
                                                             -----------   -----------   -----------    -----------    -----------
Balance at March 31, 2001                                     27,393,790   $    27,394   $ 3,803,211    $(3,769,575)   $    61,030
                                                             ===========   ===========   ===========    ===========    ===========








See notes to consolidated financial statements.

                                                                F5

                                                   NEXSTAGE CORP.
                                           (A DEVELOPMENT STAGE COMPANY)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         YEARS ENDED MARCH 31, 2001 AND 2000

                                                                                                             ACCUMULATED
                                                                        YEAR ENDED       YEAR ENDED          DURING THE
                                                                         MARCH 31,        MARCH 31,          DEVELOPMENT
                                                                           2001             2000                STAGE
                                                                        -----------      -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Other income                                                        $     1,000      $      -            $      1,000
    Interest income                                                              77             -                      77
    Cash paid for general and administrative expenses                      (107,094)         (25,706)            (132,800)
                                                                        -----------      -----------         ------------

              Net cash used in operating activities                        (106,017)         (25,706)            (131,723)
                                                                        -----------      -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                    (2,448)            (450)              (2,898)
    Proceeds from sale of investments                                         -                2,000                2,000
    Acquisition of other asset                                                 (150)            -                    (150)
                                                                        -----------      -----------         ------------

              Net cash provided by (used in) investing activities            (2,598)           1,550               (1,048)
                                                                        -----------      -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                  206,250             -                 206,250
    Advances from stockholders                                                -                 -                   2,500
    Repayment of advances from stockholder                                     (500)          (1,300)              (1,800)
    Common stock exchanged for investments                                    -               22,100               22,100
                                                                        -----------      -----------         ------------

              Net cash provided by financing activities                     205,750           20,800              229,050
                                                                        -----------      -----------         ------------

NET INCREASE (DECREASE) IN CASH                                              97,135           (3,356)              96,279

CASH AND CASH EQUIVALENTS, beginning of period                                6,036            9,392                6,892
                                                                        -----------      -----------         ------------

CASH AND CASH EQUIVALENTS, end of period                                $   103,171      $     6,036         $    103,171
                                                                        ===========      ===========         ============

RECONCILIATION OF NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE TO NET CASH
 USED IN OPERATING ACTIVITIES:
    Net loss accumulated during the development stage                   $  (468,925)     $   (25,970)        $   (494,895)
      Depreciation                                                            -                   90                   90
      Common stock issued for services                                       42,800             -                  42,800
      Common stock issued for compensation                                  280,562             -                 280,562
    Increase in:
      Accounts receivable - related party                                      (186)            -                    (186)
      Accounts payable                                                       18,766              174               18,940
      Accrued salaries                                                       20,966             -                  20,966
                                                                        -----------      -----------         ------------

NET CASH USED IN OPERATING ACTIVITIES                                   $  (106,017)     $   (25,706)        $   (131,723)
                                                                        ===========      ===========         ============

Non-cash financing activities:
During the year ended March 31, 2001, the Company issued common stock in exchange for services totaling $42,800 and common stock for compensation totaling $280,562.


See notes to consolidated financial statements.
                                                            F6

                                  NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

neXstage Corp. (the Company or neXstage) was incorporated under the laws of the State of Nevada in September 1993 under the name Baja International Foods, Inc. On March 31, 2000, neXstage entered into an agreement and plan of merger and reorganization with Cyber Village, Inc., the final terms of which were consummated on August 30, 2000. It changed its name to neXstage effective September 30, 2000, and developed a new plan of operations. The Company has been in the development stage since September 30, 1993. The Company plans to operate as a business accelerator, providing expansion assistance to companies which have been in operation from three to five years in the areas of management, marketing, finance, human resources, web development and information technology, accounting and legal, business model analysis and business development.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the disclosure of the fair value of off-and-on-balance sheet financial instruments. The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

CASH AND CASH EQUIVALENTS

The Company considers all investment instruments purchased with a maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash with a major U.S. bank. From time to time, cash amounts may exceed the FDIC insured limits of $100,000. The terms of these deposits are on demand to minimize risk. The Company has not incurred losses related to these deposits.

REVENUE RECOGNITION

The Company recognizes revenue when consulting services are performed and billed.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Total advertising costs expensed during the year ended March 31, 2001 was $7,900.

                                      F7

                                  NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK SPLIT

In August 2000, the Company authorized a 2.3481106 for one stock split. The share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

BASIS OF CONSOLIDATION

The financial statements reflect the financial position and results of operations of neXstage Corp. and its wholly-owned subsidiary, Cyber Village, Inc. All intercompany amounts have been eliminated in consolidation.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentations. These reclassifications had no effect on net loss or equity as of or for the year ended March 31, 2000.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the following useful lives:

              Furniture and equipment                        5-7 years

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income and tax credits that are available to offset future federal income taxes.

COMPREHENSIVE INCOME

SFAS No. 130, REPORTING COMPREHENSIVE INCOME requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. For the years ended March 31, 2001 and 2000, the Company had no comprehensive income.

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

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


                                      F8

                                  NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE B -- RELATED PARTY TRANSACTIONS

Included in accounts payable at March 31, 2001 is $10,000 payable to an entity controlled by the Company's president for consulting services provided to the Company.

NOTE C -- ACQUISITION

On August 30, 2000, neXstage Corp. acquired all of the issued and outstanding common stock of Cyber Village, Inc., a Nevada corporation, the investment has been recorded at historical cost in a manner similar to a pooling of interest under APB Opinion No. 16. The merger was accounted for as of March 31, 2000, the effective date of the merger. The Company issued 21,766,986 shares of its common stock in exchange for 100% of Cyber Village, Inc.'s common stock issued and outstanding.

NOTE D -- INCOME TAXES

The Company recorded deferred tax assets of approximately $208,000 at March 31, 2001 reflecting the benefit of approximately $495,000 in net operating loss carryforwards, which expire in varying amounts through 2020. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes that they will not be able to utilize the benefits of the net operating loss carryforward in the near future. Therefore, a 100% valuation allowance has been recorded to offset the deferred tax asset.

NOTE E -- EMPLOYEE COMPENSATION AGREEMENTS

The Company has entered into employment agreements with its key executives. These agreements provide for compensation in the form of common stock. Common stock issued under these agreements during the year ended March 31, 2001 totaled 2,026,000 shares. Common shares to be issued under this agreement in the future are as follows:



             YEAR ENDING
              MARCH 31,                         SHARES
             -----------                      ---------
                2002                          2,052,000
                2003                          1,052,000
                2004                             52,000
                2005                             26,000


NOTE F -- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2001 in excess of $3,700,000. Management is currently seeking out potential businesses to target for management services and growth potential. neXstage Corp. is still a development stage company. Its current operations are limited to raising capital for the implementation of its planned operations as discussed in Note A. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                      F9