Form 10QSB
period 2001-06-30
NEXSTAGE CORP
filed 2001-08-14
CIK 1099262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        Commission file number 000-28231

                                 neXstage Corp.
                 (Name of Small Business Issuer in its charter)


              NEVADA                               86-0746355
 (State or other jurisdiction of               IRS Employer ID. No.
  incorporation or organization)

    11811 Tatum Blvd., Suite 3031
            PHOENIX, AZ                               85028
----------------------------------------        ------------------
(Address of principal executive offices)           (Zip Code)


             Issuer's telephone number, including area code 602-953-6601


                                      NONE
               ---------------------------------------------------
         Former name, former address and former fiscal year, if changed


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                                                       SHARES OUTSTANDING
CLASS OF SECURITIES                                      AUGUST 13, 2001
-------------------                                    -------------------
Common Stock, par value $0.001 per share                   28,598,840


Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS


      PART I         FINANCIAL INFORMATION
                                                                                   PAGE
Item 1.     Financial Statements

(a)   Consolidated Balance Sheet as of June 30, 2001                                 1
(b)   Consolidated Statements of Operations for the Three Month Periods Ended
      June 30, 2001 and 2000                                                         2
(c)   Consolidated Statements of Cash Flows for the Three Month Periods Ended
      June 30, 2001 and 2000                                                         3
(d)   Notes to Consolidated Financial Statements                                     4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    4

      PART II        OTHER INFORMATION

Item 1.     Legal Proceedings                                                        5

Item 2.     Changes in Securities                                                    5

Item 3.     Defaults Upon Senior Securities                                          5

Item 4.     Submission of Matters to a Vote of Security Holders                      5

Item 5.     Other Information                                                        5

Item 6.     Exhibits and Reports on Form 8-K                                         5

(a)   Exhibits
(b)   Reports on Form 8-K

SIGNATURES                                                                           6


PART I         FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $    10,684
  Accounts receivable                                             10,077
  Accounts receivable - related party                              1,519
                                                             -----------

           Total current assets                                   22,280

PROPERTY AND EQUIPMENT, net                                        3,158

OTHER ASSETS                                                         800
                                                             -----------

TOTAL ASSETS                                                 $    26,238
                                                             ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $     1,691
  Advances from stockholder                                          700
  Accrued salaries and payroll taxes                              12,759
                                                             -----------

          Total liabilities                                       15,150
                                                             -----------

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value;
    100,000,000 shares authorized;
    no shares issued and outstanding                                --
  Common stock -$.001 par value;
    100,000,000 shares authorized;
    28,598,840 shares issued and outstanding                      28,599
  Additional paid in capital                                   3,931,331
  Deficit accumulated during the development stage            (3,948,842)
                                                             -----------

           Total stockholders' equity                             11,088
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             $    26,238
                                                             ===========


See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               ACCUMULATED
                                                    THREE MONTHS ENDED         DURING THE
                                                        JUNE 30,               DEVELOPMENT
                                              ----------------------------        STAGE
                                                  2001            2000       (SINCE 9/30/93)
                                              ------------    ------------   ---------------
REVENUES                                      $       --      $       --      $       --

GENERAL AND ADMINISTRATIVE EXPENSES                181,919           4,499         677,891
                                              ------------    ------------    ------------

NET LOSS FROM OPERATIONS                          (181,919)         (4,499)       (677,891)

OTHER INCOME                                         2,652            --             3,729
                                              ------------    ------------    ------------

NET LOSS                                      $   (179,267)   $     (4,499)   $   (674,162)
                                              ============    ============    ============
PER SHARE INFORMATION

   Net loss per common share - basic          $      (0.01)   $      (0.00)   $      (0.02)
                                              ============    ============    ============
   Net loss for common share - diluted        $      (0.01)   $      (0.00)   $      (0.02)
                                              ============    ============    ============
   Basic weighted average number of
      common shares outstanding                 27,447,348      24,185,540      27,556,576
                                              ------------    ------------    ------------

   Fully diluted weighted average number of
      common shares outstanding                 27,447,348      24,185,540      27,556,576
                                              ------------    ------------    ------------

See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               ACCUMULATED
                                                                        THREE MONTHS ENDED      DURING THE
                                                                             JUNE 30,          DEVELOPMENT
                                                                      ----------------------      STAGE
                                                                        2001         2000     (SINCE 9/30/93)
                                                                      ---------    ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(179,267)   $  (4,499)   $(674,162)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation                                                      --           --             90
         Common stock issued for services                                  --           --         42,800
         Common stock issued for compensation                           119,825         --        400,387
    Changes in Operating Assets and Liabilities
       Accounts receivable                                              (11,410)        --        (11,410)
       Accounts receivable - related party                                 --           --           (186)
       Accounts payable                                                 (21,927)       1,544       (2,987)
       Accrued salaries                                                  (8,208)        --         12,758
                                                                      ---------    ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                  (100,987)      (2,955)    (232,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                  (350)        --         (3,248)
    Proceeds from sale of investments                                      --           --          2,000
    Acquisition of other asset                                             (650)        --           (800)
                                                                      ---------    ---------    ---------

                Net cash used in investing activities                    (1,000)        --         (2,048)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                9,500         --        215,750
    Advances from stockholders                                             --           --          2,500
    Repayment of advances from stockholder                                 --           --         (1,800)
    Common stock exchanged for investments                                 --           --         22,100
                                                                      ---------    ---------    ---------

                Net cash provided by financing activities                 9,500         --        238,550
                                                                      ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                                         (92,487)      (2,955)       3,792

CASH AND CASH EQUIVALENTS, beginning of period                          103,171        6,036        6,892
                                                                      ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                              $  10,684    $   3,081    $  10,684
                                                                      =========    =========    =========

SUPPLEMENTAL CASH  FLOW DISCLOSURES:

Non-Cash Transactions
    Common stock issued for services                                  $    --      $    --      $  42,800
    Common stock issued for compensation                              $ 119,825    $    --      $ 400,387


See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by neXstage Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The results of operations of interim periods are not necessary indicative of results to be expected for an entire year. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at June 30, 2001 in excess of $3,900,000. Management is currently seeking out potential businesses to target for management services and growth potential. neXstage Corp. is still a development stage company. Its current operations are limited to raising capital for the implementation of its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

During the first Quarter of the current fiscal year, the Company continued to pursue funding and to explore positive alliances with possible merger or joint venture prospects. Although management believes that their efforts will be successful, there is no assurances that acquisitions or funding for the Company will be successfully completed.

Since the Company is presently classified as a development stage company and is not presently operating any revenue producing business, it cannot analyze what risks are inherent in its business.

      PART II        OTHER INFORMATION

Item 1.     Legal Proceedings                                           NONE

Item 2.     Changes in Securities

During the Quarter ended June 30, 2001, the Company issued the following shares for the purposes mentioned:

      1,195,250 restricted common shares for employee bonus and compensation 9,500 for cash
      300 for services

Item 3.     Defaults Upon Senior Securities                             NONE

Item 4.     Submission of Matters to a Vote of Security Holders         NONE

Item 5.     Other Information                                           NONE

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits                                                          NONE
(b)   Reports on Form 8K                                                NONE

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


neXstage Corp.


/s/   David S. Smith
--------------------------------------
David S. Smith, President, Director
Dated: August 14, 2001


Dated: August 14, 2001                                BY: /s/ DAVID S. SMITH
                                                      ----------------------
                                                      David S. Smith
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                           DATE
---------                      -----                           ----

/s/ David Smith                President, Director and         August 14, 2001
                               Chief Financial Officer

/s/ R. Edward Crosby           Chairman, CEO,                  August 14, 2001
                               Secretary, Director