Form 10QSB
period 2001-09-30
NEXSTAGE CORP
filed 2001-11-19
CIK 1099262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

  ( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to ______


                        Commission file number: 000-28231

                                 NEXSTAGE CORP.
                 (Name of Small Business Issuer in its charter)

             Nevada                                 86-0746355
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

      11811 Tatum Blvd., Suite 3031
               Phoenix, AZ                                85028
 (Address of principal executive offices)               (Zip Code)


                                  602-953-6601
                (Issuer's telephone number, including area code)


                                      NONE
        (Former name, former address and former fiscal year, if changed)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                                                   SHARES OUTSTANDING
CLASS OF SECURITIES                                AT NOVEMBER 14, 2001
-------------------                               ---------------------

Common Stock, par value $0.001 per share               28,674,250


Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

                                                                           PAGE

Item 1. Financial Statements

(a)     Consolidated Balance Sheet as of September 30, 2001.................  1
(b)     Consolidated Statements of Operations for the Three Month and Six
          Month Periods Ended September 30, 2001 and 2000...................  2
(c)     Consolidated Statements of Cash Flows for the Six Month Periods
          Ended September 30, 2001 and 2000.................................  3
(d)     Notes to Consolidated Financial Statements..........................  4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  4

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................  5

Item 2. Changes in Securities...............................................  5

Item 3. Defaults Upon Senior Securities.....................................  5

Item 4. Submission of Matters to a Vote of Security Holders.................  5

Item 5. Other Information...................................................  5

Item 6. Exhibits and Reports on Form 8K.....................................  5

SIGNATURES..................................................................  6

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     2,583
  Accounts receivable                                                    10,077
  Accounts receivable - related party                                       186
                                                                    -----------

           Total current assets                                          12,846

PROPERTY AND EQUIPMENT, net                                               3,006

OTHER ASSETS                                                                800
                                                                    -----------

TOTAL ASSETS                                                        $    16,652
                                                                    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                  $     1,871
  Accrued salaries and payroll taxes                                     13,435
                                                                    -----------

          Total liabilities                                              15,306
                                                                    -----------

LONG-TERM DEBT                                                           20,717
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.001 par value;
    100,000,000 shares authorized;
    no shares issued and outstanding                                         --
  Common stock - $0.001 par value;
    100,000,000 shares authorized;
    28,674,250 shares issued and outstanding                             28,674
  Additional paid in capital                                          3,977,866
  Deficit accumulated during the development stage                   (4,025,911)
                                                                    -----------

           Total stockholders' deficit                                  (19,371)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                    $    16,652
                                                                    ===========

See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   During the
                                                       Three Months Ended              Six Months Ended            Development
                                                         September 30,                   September 30,               Stage
                                                 ----------------------------    ----------------------------    -------------
                                                     2001            2000            2001            2000       (Since 9/30/93)
                                                 ------------    ------------    ------------    ------------    ------------
REVENUES                                         $         --    $         --    $         --    $         --    $         --

GENERAL AND ADMINISTRATIVE EXPENSES                    76,969             290         258,988           4,789         754,960
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS FROM OPERATIONS                              (76,969)           (290)       (258,988)         (4,789)       (754,960)

OTHER INCOME                                               --              --           2,652              --           3,729
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS                                         $    (76,969)   $       (290)   $   (256,336)   $     (4,789)   $   (751,231)
                                                 ============    ============    ============    ============    ============

PER SHARE INFORMATION

   Net loss per common share - basic             $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                 ============    ============    ============    ============    ============

   Net loss per common share - diluted           $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                 ============    ============    ============    ============    ============

   Basic weighted average number of
      common shares outstanding                    28,640,643      24,185,000      28,040,378      24,185,000      28,149,609
                                                 ------------    ------------    ------------    ------------    ------------

   Fully diluted weighted average number of
      common shares outstanding                    28,640,643      24,185,000      24,040,378      24,185,000      28,149,609
                                                 ------------    ------------    ------------    ------------    ------------

See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           ACCUMULATED
                                                                             SIX MONTHS ENDED               DURING THE
                                                                               SEPTEMBER 30,                DEVELOPMENT
                                                                       ----------------------------           STAGE
                                                                          2001               2000         (SINCE 9/30/93)
                                                                       ---------          ---------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(256,336)         $  (4,789)         $(751,231)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation                                                                 152                 --                242
Common stock issued for services                                          42,710                 --             85,510
Common stock issued for compensation                                     122,725                 --            403,227
Changes in Operating Assets and Liabilities
Accounts receivable                                                      (10,077)                --            (10,077)
Accounts receivable - related party                                           --                 --               (186)
Accounts payable                                                         (21,748)             4,100             (2,808)
Accrued salaries                                                          (7,531)                --             13,435
                                                                       ---------          ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                                   (130,105)              (689)          (261,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                       (350)                --             (3,248)
Proceeds from sale of investments                                             --                 --              2,000
Acquisition of other asset                                                  (650)                --               (800)
                                                                       ---------          ---------          ---------

                Net cash used in investing activities                     (1,000)                --             (2,048)
                                                                       ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    10,500                 --            216,750
Proceeds from long-term debt                                              20,000                 --             20,000
Advances from stockholders                                                    17                 --              2,500
Repayment of advances from stockholder                                        --                 --             (1,800)
Common stock exchanged for investments                                        --                 --             22,100
                                                                       ---------          ---------          ---------

                Net cash provided by financing activities                 30,517                 --            259,567
                                                                       ---------          ---------          ---------


NET INCREASE (DECREASE) IN CASH                                         (100,588)              (689)            (4,309)
CASH AND CASH EQUIVALENTS, beginning of period                           103,171              6,036              6,892
                                                                       ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                               $   2,583          $   5,347          $   2,583
                                                                       =========          =========          =========

SUPPLEMENTAL CASH  FLOW DISCLOSURES:

Non-Cash Transactions
Common stock issued for services                                       $  42,710          $      --          $  85,510
Common stock issued for compensation                                   $ 122,725          $      --          $ 403,287


See notes to consolidated financial statements.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at September 30, 2001 in excess of $4,025,000. Management is currently seeking out potential businesses to target for management services and growth potential. neXstage Corp. is still a development stage company. Its current operations are limited to raising capital for the implementation of its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

During the second Quarter of the current fiscal year, the management of the Company continued to pursue funding for its operations and to acquire operating companies in accordance with its Business Plan.

Although extensive discussions have been had with potential acquisition candidates, because of the unavailability of adequate funding the company has not successfully completed these negotiations. The Company's management intends to continue to pursue adequate funding and to make the acquisitions in accordance with its Business Plan and expects to be successful in the completion of those tasks at some future time. The company can provide no assurance that it will obtain adequate funding for its operations and acquisitions.

During the quarter the management of the Company provided loans to the company for payment of expenses and it is anticipated that until such time as other funding can be obtained that the management will provide sufficient funds to pay essential expenses.

Effective September 30, 2001 all compensation and bonuses existing in management Employment Contracts have been reduced by 80% and will be paid by restricted common stock until the company receives adequate funding.

As a development stage company the Company cannot analyze other risks inherent to its business since it does not presently engage in any revenue producing activities.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
                                                                  NONE

Item 2.  Changes in Securities

         During the Quarter ended September 30, 2001, the Company issued the following shares for the purposes mentioned:

         32,000 restricted common shares for employee bonus and compensation 1,000 for cash
         42,410 for services

Item 3.  Defaults Upon Senior Securities                          NONE

Item 4.  Submission of Matters to a Vote of Security Holders      NONE

Item 5.  Other Information                                        NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits                                                     NONE
(b)  Reports on Form 8-K                                          NONE

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


neXstage Corp.


/s/   David S. Smith
---------------------------------------
David S. Smith, President, Director
Dated: November 19, 2001


Dated: November 19, 2001                  BY: /S/ DAVID S. SMITH
                                          ----------------------
                                          David S. Smith
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                    TITLE                            DATE
---------                    -----------------------          ----------------

/s/ DAVID SMITH              President, Director and          November 19, 2001
---------------------        Chief Financial Officer
David Smith

/s/ R. EDWARD CROSBY         Chairman, CEO,                   November 19, 2001
---------------------        Secretary, Director
R. Edward Crosby