Form 10QSB
period 2001-12-31
NEXSTAGE CORP
filed 2002-02-19
CIK 1099262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001.

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        Commission file number 000-28231
                                               ---------

                                 neXstage Corp.
                 (Name of Small Business Issuer in its charter)


               NEVADA                                     86-0746355
  (State or other jurisdiction of                   IRS Employer ID. No.
   incorporation or organization)

   3550 N. Central Avenue, Suite 120
            PHOENIX, AZ                                     85012
(Address of principal executive offices)                  (Zip Code)


                                  602-996-7499
                (Issuer's telephone number, including area code)


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


                                                          SHARES OUTSTANDING
CLASS OF SECURITIES                                      AT FEBRUARY 14, 2002
-------------------                                      --------------------
Common Stock, par value $0.001 per share                      29,673,250


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

(a)     Consolidated Balance Sheet as of December 31, 2001..................  2
(b)     Consolidated Statements of Operations for Three and Nine Month
        Periods Ended December 31, 2001 and 2000............................  3
(c)     Consolidated Statements of Cash Flows for the Nine Month Periods
        Ended December 31, 2001 and 2000....................................  4
(d)     Notes to Consolidated Financial Statements..........................  5

Item 2. Management's Discussion and Analysis................................  5
          of Financial Condition and Plan of Operations

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................................  6

Item 2. Changes in Securities...............................................  6

Item 3. Defaults Upon Senior Securities.....................................  6

Item 4. Submission of Matters to a Vote of Security Holders.................  6

Item 5. Other Information...................................................  6

Item 6. Exhibits and Reports on Form 8K.....................................  6

(a)     Exhibits
(b)     Reports on Form 8-K

SIGNATURES..................................................................  7

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $     2,192
                                                            -----------

      Total current assets                                        2,192

PROPERTY AND EQUIPTMENT, net                                      3,006

OTHER ASSETS                                                        800
                                                            -----------

TOTAL ASSETS                                                $     5,998
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $    36,813
  Advances from stockholders                                      1,710
  Accrued salaries                                               12,000
                                                            -----------

      Total liabilities                                          50,523
                                                            -----------

COMMITMENTS AND CONTINGENCIES                                        --

LONG TERM DEBT                                                   16,000

STOCKHOLDERS' EQUITY:
  Preferred stock - $.001 par value;
    100,000,000 shares authorized;
    no shares issued and outstanding                                 --
  Common stock -$.001 par value;
    100,000,000 shares authorized;
    29,675,550 shares issued and outstanding                     29,676
  Additional paid in capital                                  4,078,517
  Deficit accumulated during the development stage           (4,168,718)
                                                            -----------

      Total stockholders' equity                                (60,525)
                                                            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     5,998
                                                            ===========




SEE NOTES TO FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                        Accumulated
                                                            Three Months Ended               Nine Months Ended          During the
                                                               December 31,                    December 31,             Development
                                                       ----------------------------    ----------------------------        Stage
                                                           2001            2000            2001            2000      (Since 9/30/93)
                                                       ------------    ------------    ------------    ------------    ------------
REVENUES                                               $         --    $         --    $         --    $         --    $         --

GENERAL AND ADMINISTRATIVE EXPENSES                         142,807          23,907         401,795          31,750         897,767
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS FROM OPERATIONS                                   (142,807)        (23,907)       (401,795)        (31,750)       (797,797)

OTHER INCOME                                                     --              --           2,652              --           3,729
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                               $   (142,807)   $    (23,907)   $   (399,143)   $    (31,750)   $   (894,038)
                                                       ============    ============    ============    ============    ============

PER SHARE INFORMATION

   Net loss per common share - basic                   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                       ============    ============    ============    ============    ============

   Net loss per common share - diluted                 $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)
                                                       ============    ============    ============    ============    ============

   Basic weighted average number of
      common shares outstanding                          29,126,307      25,310,540      28,407,356      24,561,904      28,516,584
                                                       ------------    ------------    ------------    ------------    ------------

   Fully diluted weighted average number of
      common shares outstanding                          29,126,307      25,310,540      24,407,356      24,561,904      28,516,584
                                                       ------------    ------------    ------------    ------------    ------------




SEE NOTES TO FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             ACCUMULATED
                                                                              NINE MONTHS ENDED              DURING THE
                                                                                 DECEMBER 31,                DEVELOPMENT
                                                                        ----------------------------           STAGE
                                                                           2001               2000         (SINCE 9/30/93)
                                                                        ---------          ---------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(399,143)         $ (31,750)         $(894,038)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation                                                                152                 --                242
  Common stock issued for services                                         44,463                 --             87,263
  Common stock issued for compensation                                    222,625             12,000            503,187
Changes in Operating Assets and Liabilities
  Accounts receivable-related party                                           186                 --                 --
  Accounts payable                                                         13,194             14,500             36,813
  Advances from stockholders                                                1,010                328              1,710
  Accrued salaries                                                         (8,966)                --             12,000
                                                                        ---------          ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (126,479)            (5,222)          (252,823)


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                        (350)                --             (3,248)
Proceeds from sale of investments                                              --                 --              2,000
Acquisition of other asset                                                   (650)                --               (800)
                                                                        ---------          ---------          ---------
                Net cash used in investing activities                      (1,000)                --             (2,048)
                                                                        ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                     10,500              1,439            216,750
Proceeds from long-term debt, related party                                20,000                 --             20,000
Repayment of long-Term debt, related party                                 (4,000)                               (4,000)
Common stock exchanged for investments                                         --                 --             22,100
                                                                        ---------          ---------          ---------

                Net cash provided by financing activities                  26,500              1,439            254,850
                                                                        ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                          (100,979)            (3,783)               (21)

CASH AND CASH EQUIVALENTS, beginning of period                            103,171                --               2,213
                                                                        ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                                $   2,192          $  (3,783)         $   2,192
                                                                        =========          =========          =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Non-Cash Transactions
Common stock issued for services                                        $  44,463          $      --          $  87,263
Common stock issued for compensation                                    $ 222,635          $  12,000          $ 503,187




SEE NOTES TO FINANCIAL STATEMENTS.
                                        4

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

2. GOING CONCERN

The Company's auditors issued a going concern opinion in connection with the audit of the Company's financial statements as of March 31, 2001 due to substantial doubt that the Company can continue as a going concern unless the Company obtains additional working capital to fund its ongoing operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America assuming the Company will continue as a going concern. The Company has nominal assets and no current operations with which to create working capital. The Company has an accumulated deficit at December 31, 2001 of $4,168,718. Management is currently seeking out potential businesses to target for management services and growth potential. neXstage Corp. is still a development stage company. Its current operations are limited to raising capital for the implementation of its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of fiscal year 2002, company management took steps to reduce personnel expenses and issued 999,000 shares of restricted common stock valued at $99,900 based on a value of $0.10 per share to complete its obligations under certain Employment Contracts.

Effective September 30, 2001 all compensation and bonuses existing in management Employment Contracts have been reduced by 80% and will be paid by restricted common stock until the Company receives adequate funding.

Although discussions have been had with potential acquisition candidates, because of the unavailability of adequate funding the Company has not successfully completed these negotiations. The Company's management intends to continue to pursue adequate funding and to make the acquisitions in accordance with its Business Plan. The Company has made necessary cost reduction programs in order to maintain limited operations during this time. The company can provide no assurance that it will obtain adequate funding for its operations and acquisitions.

As a development stage company the Company does not have revenue from operations to analyze business prospects or risks, but does expect that sufficient resources and capital can be procured to assure its business will continue in its present mode for the foreseeable future.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                NONE

Item 2. Changes in Securities

        During the quarter ended December 31, 2001, the Company issued the following shares for the purposes indicated:

        999,000 restricted common shares for compensation to employees.
           2,300 restricted common shares for services.

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


neXstage Corp.


/s/ DAVID S. SMITH                                  Dated: February 19, 2002
---------------------------
    David S. Smith
    President, Director


/s/ DAVID S. SMITH                                  Dated: February 19, 2002
------------------
    David S. Smith
    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                          DATE
---------                      -----                          -----

/s/ DAVID SMITH                President, Director and        February 19, 2002
-----------------------        Chief Financial Officer
    David Smith

/s/ R. EDWARD CROSBY           Chairman, CEO,                 February 19, 2002
-------------------            Secretary, Director
    R. Edward Crosby