Form 10KSB
period 2002-03-31
NEXSTAGE CORP
filed 2002-11-22
CIK 1099262

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                        Commission file number 000-28231

                                 neXstage Corp.
                 (Name of Small Business Issuer in its charter)


                   NEVADA                                  86-0746355
      -------------------------------               ------------------------
      (State or other jurisdiction of                I.R.S. Employer ID. No.
      incorporation or organization)


    3550 N. CENTRAL AVENUE, SUITE 120
              PHOENIX, AZ                                     85012
 -----------------------------------------                ------------
 (Address of principal executive offices)                  (Zip Code)


                                  602-996-7499
                         -------------------------------
                 Issuer's telephone number, including area code


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      The issuer's revenues for the Fiscal Year ended March 31, 2002 were $0.00.

      The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of September 30, 2002 is impractical to determine because neXstage's common stock is not quoted on any quotation medium.

As of September 30, 2002, there were 29,717,086 shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one)  Yes [ ]    No [X]

                                TABLE OF CONTENTS

         PART I

Item 1   Description of Business............................................. 1
Item 2   Description of Property............................................. 4
Item 3   Legal Proceedings................................................... 4
Item 4   Submission of Matters to a Vote of Security Holders................. 4


         PART II

Item 5   Market for Common Equity and Related Stockholder Matters............ 5

Item 6   Management's Discussion and Description or Plan of Operations....... 6

Item 7   Financial Statements and Supplementary Data......................... 7

Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 7


         PART III

Item 9   Directors and Executive Officers, promoters and Controlled
         Persons; Compliance with Section 16(a) of the Exchange Act.......... 8

Item 10  Executive Compensation.............................................. 10

Item 11  Security Ownership of Certain Beneficial Owners and Management...... 11

Item 12  Certain Relationships and Related Transactions...................... 11

Item 13   Exhibits and Reports on Form 8-K................................... 11

SIGNATURES .................................................................. 13

                                     PART I


Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "D ESCRIPTION OF BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATIONS" below.


ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

neXstage Corp., (the "Company" or "neXstage"), is a "C" corporation, organized under the laws of the State of Nevada. We were incorporated on September 30, 1993. Until June of 1999, when we restructured and the name changed to Cyber Village Inc., the corporation operated under its original name, the Minco American Corporation, which had accommodated several different business operations and was listed on the OTC Bulletin Board. On March 31, 2000, neXstage entered into an agreement and plan of merger and reorganization with Cyber Village, Inc., the final terms of which were consummated on August 30, 2000. We changed our name to neXstage effective September 30, 2000, and consolidated our operations.

The agreement of reorganization provided for a 2.35 to one forward split of the outstanding share capital of neXstage, and the issuance of an additional 21,766,986 shares in exchange for all of the outstanding shares of Cyber Village, Inc.

When operations were consolidated, neXstage adopted a new plan of operations as a business acceleration - service provider, providing expansion assistance to companies which have been in operation a minimum of three to five years, with a proven product or service, strong management team, existing revenue base of at least $3 million, and operate in a target market of a minimum of $500 million annually.

As of March 31, 2002 we are a development stage corporation. Our current operations are limited to negotiating the acquisition of our first of several companies and raising capital for the implementation of our planned operations, as enumerated above. neXstage has been in the development stage since its inception in 1993. Our activities in the past three years have been limited to refining the business model for the implementation of its business capital formation plan. The development of our business plan began in 1996. Our stock is currently not quoted on any quotation medium.

Our mailing address is P.O. Box 2057, Prescott, AZ 86302. The address of our principal executive offices is: 3550 No. Central Avenue, Suite 1200, Phoenix, AZ 85012. The telephone number of our principal executive office is (602) 996-7499, and the fax number is (520) 717-2236.

BUSINESS OF THE ISSUER

OVERVIEW

We are a development stage public company. We have designed our business model around building our corporation by acquiring proven profitable companies and strengthening them with our services as a Business Acceleration - Resource Provider. Coining the term for our company as a "Business Accelerator." Cisco Systems, General Electric and other Fortune 500 companies built their companies with this same type of proven strategy to grow a corporation through acquisition of profitable companies.

Target companies will have a proven product or service and strong management team, but for a variety of reasons including lack of adequate capital for expansion, inadequate communication and marketing skills, inhibit their ability to further growth. We will continuously expand our activities and amplify our asset base by acquiring existing companies with revenues greater than $3 million. We will generally avoid start-up companies due to certain risk factors. After selected companies have been acquired, they will be assimilated into our network of companies. Network companies will then be given the needed resources to become larger and more profitable. We take them to the "neXstage" of their development.

We have created a unique business model, but one that incorporates proven methods developed within 20th & 21st-Century mega corporations. We are focusing this plan around three sectors of interest (i) Alternative Energy and Fuel Cell Technology (ii) Medical advances in the area of slowing down the aging process and improving quality of life thereby, achieving vibrant longevity (iii) Information Technology Infrastructure that involves telecommunications, database management, hardware, software, hosting, Internet, security and backup. Our immediate goal is to acquire and develop our technological core first. We plan to develop and run our network of companies on a custom Oracle or similar Enterprise Resource Planning ("ERP") software system. This ERP system will create a resource management environment that will allow us to realize our financial condition at the close of each day. Once our core nucleus of technologies is developed and maintained we can provide this infrastructure to future neXstage Corp. network companies.

Initially, it is planned that target companies will generally be acquired with 75% of the purchase price paid with our public stock (NXSG) and 25% cash. It is also planned that an additional amount of capital generally equal to 25% of the purchase price will be committed by our direct investment back into the newly acquired company as growth acceleration capital. This investment strategy will allow a significant amount of the cash to go directly towards growing the business and for the development of higher profit margins, which should in turn reflect favorably upon us, our shareholders equity, and our share price performance.

o Network companies should gain considerable value, in the transition from small private companies to becoming a part of neXstage Corp., owned and traded in the public market place.

o We will handle most of the "back office" functions of our network companies through integration with our ERP systems; based on customized software that handles the management of accounting, finance, purchasing, inventory control, human resources and other business resources for the entire neXstage Network.

o Network company costs can be significantly reduced through economies of scale. Volume related efficiencies will be realized through the strategic utilization of our provided Accelerator Capital for the development of new high profit business.

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

Our services create synergy and economies of scale, allowing our entrepreneurs to focus their efforts on business growth while we provide support and maintain "back-office" responsibilities.

Ultimately, our acquired companies determine what services we will provide. Therefore we will be constantly revising and improving our services in order to improve our chance at growth and success.

Our tailored services include:

o SALES, MARKETING AND BRAND MANAGEMENT - We provide guidance to our companies' sales, marketing, product positioning and advertising efforts through regular meetings attended by the appropriate staff from each of our acquired companies. Our marketing department will coordinate marketing resources for all our companies, providing marketing information, market research, advertising services, public relations support, promotional assistance and other marketing related services.

o SHARING OF RESOURCES AND BEST PRACTICES AMONG ACQUIRED COMPANIes - Our model provides an environment for collaboration among our companies. Regular meetings attended by key personnel will allow our companies to share ideas and discuss issues of common interests.

o EXECUTIVE AND STAFF RECRUITING - Our human resources department and referral system will, once developed, assist in placing talent in each of our companies. We believe our acquired companies' biggest assets will be their highly skilled people, therefore our recruiting program will provide a strategic advantage to our acquisitions success and our pool of resources.

o WEB DEVELOPMENT AND INFORMATION TECHNOLOGY - We will provide assistance in web development and support through our strategic partners. We will also offer our companies access to common information technology systems that enable them to cost-effectively manage their electronic mail hosting, website hosting and other functions.

o HUMAN RESOURCES - Our human resources department will provide administrative and human resources assistance to our companies, including advice and support on tax preparation, payroll, benefits, recruiting, hiring, human resource compliance, orientation and termination.

o ACCOUNTING AND LEGAL EXPERTISE - Our consolidated accounting system will create economies of scale by consolidating the accounting departments and functions of all our companies. Our seasoned accounting, finance and legal professionals provide services such as corporate finance, accounting, treasury functions, financial reporting, intellectual property protection, contracts, licensing, deal structuring and negotiation, and various other services.

o CAPITAL FORMATION ASSISTANCE - During the initial company acquisition-planning process, the acquisition team in cooperation with the target company's management, develops a strategy for funding the future growth of the acquired company. We will generally provide the capital called for in the development of the acquired company. A part of the services provided by us will be in the ongoing strategic planning process. We will assist management in planning for future capital needs to allow for the accelerated growth of the acquired company. In the event that the subsidiary has company requirements that warrant outside direct investment into the subsidiary company, we will develop a capital formation plan in cooperation with the subsidiary's management and once the plan is approved, our team will assist in the implementation of the capital formation plan.

o BUSINESS MODEL ANALYSIS - We provide strategic direction and market intelligence to our companies concerning topics such as market positioning and competitive trends. Experienced professionals will work closely with our companies to improve sales efficiencies, evaluate and negotiate alliances, and identify management priorities. Financial analysts are also available to help particular companies model their businesses and identify the key drivers of their financial results.

o ACTIVE INVOLVEMENT WITH ACQUISITIONS OPERATIONS - Our senior executives will serve on the boards of our acquisitions. Through board representation and ongoing consultation with our companies, we take an active role in the ongoing oversight and strategic management of our network companies.

o BUSINESS DEVELOPMENT - Our environment and culture promote the sharing of knowledge, relationships and business opportunities among our network companies. We assist our companies in evaluating, structuring and negotiating joint ventures, strategic alliances, joint-marketing agreements, acquisitions and other transactions. We strongly encourage cooperation and collaboration among our companies and the sharing of information. In addition our companies are encouraged to look to each other to provide needed goods and services.

INDUSTRY AND COMPETITION

We do not fall neatly into one particular industry. Our model is a compilation of venture capital, incubator and consolidator industries. We acknowledge that we face competition from service and capital providers, including publicly traded Internet companies, venture capital companies, large corporations, business incubators and traditional holding companies. Many of these competitors have greater financial resources and brand recognition than we do. However, we believe our business model and first-mover advantage will differentiate us from our competitors and "copy-cat" companies.

While on the surface some of the above institutions might appear as competition, we take a different view: VCs, capital providers, incubators, etc. should become some of our best partners, either through syndication or joint venture. We will be in a perfect position to help these institutions out of market-induced portfolio problem areas.

Competition for our network companies themselves could be intense due to the rapid technological changes in their respective industries. Many of them will have to compete against companies with better brand recognition and greater financial, marketing, and other resources. Our network companies may also be at a disadvantage in responding to their competitors' pricing strategies, technological advances, research and development, advertising campaigns, and other initiatives. But we are confident that they will be able to overcome these situations through our support, guidance, and resources and the synergistic association with other network companies.

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

Increased competition may result in reduced operating margins, loss of market share and diminished value in the ourbrand. There can be no assurance that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition.

RAW MATERIALS AND PRINCIPAL SUPPLIERS AND VENDORS - There are no raw materials used in our services.

PATENTS - We hold no patents or intellectual property.

GOVERNMENT REGULATION - Our business is not dependent upon one or a few major customers. Government approval is not necessary for us to conduct our business, and government regulations have no or only a negligible effect on their respective businesses.

RESEARCH AND DEVELOPMENT

We have not booked any significant research and development costs and therefore do not expect to pass any of those costs to customers. We have no product development or research and development costs.

EMPLOYEES

We presently employ three full and part time employees, including our President and CFO, David Smith, our CEO and Chairman, Edward Crosby, and our Chief Counsel, Jeffery M. Proper.

REPORTS TO SECURITY HOLDERS

ANNUAL REPORT - We are not required to deliver an annual report to security holders.

REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION - We are a fully reporting public company and file a Form 10-KSB, three Form 10-QSB's and Information Statements to the Securities and Exchange Commission annually.

PUBLIC ACCESS - The public may read and copy materials and neXstage files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on neXstage Corp. by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at HTTP://WWW.SEC.GOV. These reports may also be accessed through our Internet address at http://www.neXstageCorp.com.


ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an office, telephones and basic office equipment in a temporary office located at 3550 N. Central Ave. Suite 1200, Phoenix, AZ. 85012.

There is no expected purchase or sale of any plant or significant equipment, other than office equipment for the new office. We have no current material commitments.


ITEM 3. LEGAL PROCEEDINGS

There are no pending or threatening legal proceedings to which we are a party to.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that we subjected to a shareholder vote.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is not quoted on any quotation medium, and no ready market existed prior to the end of the current fiscal year. Subsequent to the end of the current fiscal year, the company filed documents with the National Association of Security Dealers to allow its stock to be traded on the NASDAQ Bulletin Board. Resolution of that application is pending as of the date of the filing of this report.

RECENT SALES OF UNREGISTERED SECURITIES

There were 2,263,450 shares of common stock issued to officers and directors in return for services to the corporation. There were 49,346 shares of common stock in payment for services valued at $7,763. There were 10,500 shares of common stock issued for cash proceeds of $10,500.

HOLDER OF RECORDs

The approximate number of record holders of shares of common stock of our Company outstanding as of March 31, 2002 was approximately 958.

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

DESCRIPTION OF SECURITIES

Our common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

o The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers.

   Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.


ITEM 6.   MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATIONS

GENERAL INFORMATION

We are a development stage corporation, with planned operations to engage in the business of business accelerator by providing business acceleration resource services to companies which have been in operation from three to five years. Target companies will have a proven product or service and strong management and existing revenues of at least $3 million annually. These network companies will need to operate in (i) Alternative Energy and Fuel Cell Technology (ii) Medical advances in the area of slowing down the aging process and improving quality of life while achieving vibrant longevity (iii) Information Technology Infrastructure that involves telecommunications, database management, hardware, software, hosting, Internet, security and backup.

During the next twelve months, we plan to satisfy our cash requirements by additional equity financing. There can be no assurance that we will be successful in raising additional equity financing unless our securities are quoted on the NASDAQ OTC Bulletin Board, and there can be no assurance that we will be able to obtain a quote of our securities on the Bulletin Board. If we are not able to raise equity capital, we will be able to satisfy our cash requirements for the next twelve months by contributions or loans from our president, David Smith. We intend to undertake a subsequent private placement of our common stock in order to raise future development and operating capital. We depend upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that we will be successful in raising the capital we require unless and until we are positioned with regard to the quotation of our securities has been resolved.

We are still considered to be a development stage company, with no significant revenue, and are dependent upon the raising of capital through placement of our common stock. There can be no assurance that we will be successful in raising the capital we require through the sale of our common stock. Accordingly, our ability to continue as a going concern is uncertain. The accompanying financial statements have been prepared assuming that we will continue as a going concern. If we are unable to continue as a going concern, the values realized from our assets maybe less than the carrying amounts reported in our financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

There are no contemplated product research and development costs that we will incur for the next twelve months. We anticipate hiring clerical staff within the next twelve months, and the leasing of at least 250 square feet of office space. There is no expected purchase or sale of any plant or significant equipment, other than office equipment for the new office. At this time we have no material commitments.

LIQUIDITY TRANSACTIONS

At this time, our future operations are reliant entirely on our ability to raise capital from the placement of our common stock. In order to fund certain operating expenses, during the years ended March 31, 2002 and 2001, we issued shares of common stock of 49,346 and 196,370, respectively, for goods and services having a value of $7,763 and $42,800, respectively.

We entered into employment agreements with our key executives. These agreements provide for compensation in the form of common stock. Common stock issued under these agreements during the years ended March 31, 2002 and 2001 totaled 620,000 and 2,026,000 shares, respectively. During the year ended March 31, 2002, the Company elected to terminate employment agreements with three executive officers in return for the issuance of 1,464,000 shares of common stock. There are 620,000 shares of common stock remaining to be issued under these agreements.

Employees other than key executives received 179,450 and 779,630 shares of common stock, respectively, during the years ended March 31, 2002 and 2001 as compensation having a value of $17,945 and $77,963, respectively.

During the years ended March 31, 2002 and 2001, the Company issued shares of common stock of 10,500 and 206,250, respectively, generating cash proceeds of $10,500 and $206,250, respectively.

During the year ended March 31, 2002, the Company entered into a $20,000 note payable agreement with a company that is controlled by our President. Of the amount that has been advanced under the note payable $4,000 has been repaid leaving a remaining unpaid balance of $16,000 as of March 31, 2002. The note payable bears interest at a fixed rate of 10% and matured on August 20, 2002. This loan was subsequently extended for an additional year under similar terms and will mature on August 20, 2003. This loan is guaranteed by our CEO with 5,000,000 shares of common stock in the Company that he owns personally.

SUBSEQUENT EVENT

On June 12, 2002, the Board of Directors approved a transaction in which Directors Edward Crosby and Jeffrey M. Proper in their capacity as members of ECJP Investments, L.L.C., proposed to purchase a total of 5,000,000 restricted common shares of the corporation in return for $50,000 cash. I n order to facilitate the restructure of the capital of the corporation and reduce any dilution which will occur from this transaction. David S. Smith, President and Director has agreed to return and retire a total a total of 3,500,000 shares of common stock. Mr. Smith will receive no compensation of any kind for the return of these shares. As of September 20, 2002, the parties have deposited $20,000 of the required total.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. Our expectation of results and other forward-looking statements contained in this registration statement involves a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements." See Index to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Pannell Kerr Forster of Texas, P.C.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Executive Officers and Directors of neXstage, and their ages, are as follows:

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.


NAME                              AGE                    POSITION
----                              ---                    --------
Edward Crosby                     55               Chairman, CEO, Director

David S. Smith                    66               President, CFO, Director

Lawrence E. Tahler                57               Director

Tom E. Hays                       62               Director

Jeffrey M. Proper                 54               Chief Council

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

Edward Crosby has 31 years of successful entrepreneurial corporate experience. During that time he has served continuously in senior executive positions with various corporations. Between 1970 and 1990, Mr. Crosby owned and directed a real estate investment company which developed projects totaling well over $500 million. Also during this period, Mr. Crosby simultaneously owned majority interests in several financial companies. These companies successfully arranged equity and financing for his, and various other third party projects with funding totaling well in excess of $1.0 billion USD; these corporations where in the businesses of mortgage lending, mortgage investments, and municipal lease financing. In 1990, Mr. Crosby and other international investors began organizing Global Equity Organization ("GEO"), an offshore international investment company. Mr. Crosby served as Managing Director of GEO from 1992 when it began operations until 1997 when he began his current business development project. During his tenure with GEO, Mr. Crosby was responsible for the management of an international venture capital investment portfolio of over $1.0 billion. The GEO portfolio was invested in numerous projects spanning a dozen different countries. Additionally, during the period between 1992 and 1996 he directed capital formation efforts, which resulted in millions of dollars of foreign investments via Reg. S private placements, into U.S. public companies. In 1997, the first of several public spin-off transactions was completed, in cooperation with a NASDAQ public company. This was the genesis of his current role in creating new public corporations from small beginnings. Between March 1999 and February 2000, Mr. Crosby served as the exclusive investment banker for two fuel cell technology companies. These companies are in the process commercializing Direct Methanol and Solid Oxide Fuel Cell Technologies in cooperation with NASA's Jet Propulsion Laboratory, University of Southern California and California Institute of Technology.

DAVID S. SMITH. Mr. Smith is the current president, chief financial officer, and director of neXstage, since March 31, 2000. He is also the current president of Multicapital Services, Inc. since November, 1996. He was the co- founder and president of Executive Consultants, Inc. from 1970 through 1987. He served as Secretary and Director of Minco American Corp. and chief financial officer from 1987 through 1996. He holds a B.S. in Business Administration from University of Arizona, 1957.

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

Lawrence Tahler entered the sales field after military service and worked in a variety of industries, including group health plans and real estate. In the mid 1970s he started his first company--buying, remodeling, and reselling homes. In the late 70's he began applying an emerging technology to business needs by initiating a computerized property-search service. Later, as president and CEO of Capital Venture Group, Ltd., he used new business strategies in the development of capital acquisitions and resale; then, on a larger scale, as president and CEO of Horizon Investment Group, Ltd. In the mid 1990s, working in commercial-lease auditing, he saved clients hundreds of thousands of dollars. In 1996 Larry Tahler founded World Web Collectibles Malls, a unique Internet-based shopping center that developed and owned Cyber Shopping Centers; it merged into Cyber Concepts Corporation in 1998.

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

TIM JOHNSTON. Mr. Johnston was the Vice President Operations/Capital Formation and director of neXstage from March 31, 2000 until October 31, 2001 at which time his employment was terminated. From March 1999 to the present, he has served as an independent financial consultant, developing business plans and the raising of venture capital. From January 1999 through April 1999, he was employed as a partner of Soyuz Advisors in Moscow, Russia, developing and implementing a business plan to fund a $10 million private deal concerning the conversion of a high tech military plant to a non-military enterprise. From May 1997 through November 1998, he was employed by Alfa Asset Management, in Moscow, Russia, as Executive Director of Marketable Securities. From October 1995 through April 1997, he served as Senior Sales/Trader in funds, hedge funds, and high net worth individuals for Rinaco Plus Securities. From December 1994 through October 1995, he acted as Director of Business Development for C.A. & Co., a Russian brokerage house in Moscow. From May 1994 through November 1994, he worked as Operation and Logistics Consultant for Reebok Russia. From 1992 through 1994, he worked as owner and director of sales and marketing for Johnston Medical Supply. Mr. Johnston holds a B.S. in International Business Management from Arizona State University, 1994.

JAY QUINN. Mr. Quinn was the Vice President of neXstage from March 31, 2000 until October 31, 2001 at which time his employment was terminated. From August 1, 1996 through August 31, 2000, he served as the president of Potomac Capital, a business development firm which specialized in making investments for new technology firms, structuring of public offerings, and underwriting of publicly held securities. From 1989 through 1996, he was the founder of Potomac Home Mortgage Corp., the largest mortgage brokerage firm in Maryland. From 1977 through 1981, he was president and CEO of Eagle Financial Group, Ltd. From 1978 through 1981, he also served as president and CEO of Realty Data Corporation.

ALAN HASHAM. Mr. Hasham was the Vice President Technology for neXstage from March 1, 2000 until October 31, 2001 of at which time his employment was terminated. He is a highly experienced business development and e-business technology consultant. In the late 1960s he received a B.S. degree in Electrical Engineering from London University, then an advanced diploma in the fast-growing new field of Computer Science. For more than 30 years he has worked in management and advisory positions in a wide variety of enterprises, including Compaq Computer Corporation, ITT Courier Terminal System, Sperry Univac, and a major health care provider in Massachusetts. Well acquainted with major technologies used in most computer systems, he has conducted successful consulting engagements that address business issues requiring strategic planning and tactical information services, architecture consulting, archival and retrieval design and implementation, business development, and program management.

COMPLIANCE SECTION 16(a) OF THE EXCHANGE ACT - BENEFICIAL OWNERSHIP REPORTING

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors, and persons who beneficially own more than ten percent of a registered class of neXstage's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish neXstage with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that, during the fiscal year ended March 31, 2002, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid by our Company to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended March 31, 2002. Effective March 1, 2000, we entered into a written employment agreement with Alan Hasham, and agreed to pay him $96,000 per year. Effective September 1, 2000, we entered into a written employment agreements with Jay Quinn and Tim Johnston, and agreed to pay them each $96,000 per year; and effective September 1, 2000, we entered into a written employment agreement with Edward Crosby and agreed to pay him $240,000 per year. During October 2001, an agreement was reached with Johnston, Quinn and Hasham to terminate their employment agreements in return for the issuance of shares of common stock of the Company as described below.

There were no grants of options or SAR grants given to any executive officers during the last fiscal year.


                                       ANNUAL COMPENSATION
                                      ---------------------
NAME AND POSITION                         SALARY                    BONUS                 DEFERRED SALARY
-----------------                         ------                   -------               -----------------
Edward Crosby              2002             0                     620,000 Shares (1)            0
CEO and Chairman           2001             0                   1,180,000 Shares (1)            0

David S. Smith             2002             0                         0                         0
President                  2001             0                      20,000 Shares (2)            0

Jeffrey M. Proper
Chief Council              2002             0                         0                         0
Director                   2001             0                     100,000 Shares (3)            0

Jay Quinn                  2002             0                     721,000 Shares (4)            0
Vice President             2001             0                     546,000 Shares (4)            0

Tim Johnston               2002             0                     685,000 Shares (5)            0
Vice President             2001             0                     536,000 Shares (5)            0

Alan Hasham                2002                                    58,000 Shares (6)            0
Vice President             2001             0                      26,000 Shares (6)            0


(1) Restricted shares issued in accordance with his employment agreement.

(2) Restricted shares issued for Director's duties - he has no employment contract and is paid no salary.

(3) Restricted shares issued for services.

(4) Restricted shares issued in lieu of salary and in accordance with his employment contract. The shares issued in 2002 were upon his termination.

(5) Restricted shares issued in lieu of salary and in accordance with his employment contract. The shares issued in 2002 were upon his termination.

(6) Restricted shares issued in lieu of salary and in accordance with his employment contract. The shares issued in 2002 were upon his termination.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of neXstage as of the end of the fiscal year, 2002, by (i) each person who is known by neXstage to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of neXstage's directors and executive officers, and
(iii) all directors and executive officers as a group.



NAME AND ADDRESS                 NUMBER OF SHARES        PERCENTAGE OWNED (1)
----------------                 ----------------        --------------------

David S. Smith                     9,549,286                    32.13%
Deltron Corporation
P.O. Box 2057
Prescott, AZ 86032

Edward Crosby                      6,809,000                    22.91%
4022 E. Lupine Ave.
Phoenix, AZ 85028

Lawrence Tahler                    4,372,500                    14.71%
P.O. Box 430
Whitefish, MT 59937

Tom E. Hays                        2,778,981                     9.35%
1706 Spring St.
St. Helena, CA 94574

Jeffrey M. Proper                     376,675                    1.27%
3550 N. Central #1200
Phoenix, AZ 85012

Directors & Officers               23,886,442                   80.38%
As A Group
--------------------

(1) Percentages of beneficial ownership are based on 29,717,086 shares outstanding as of September 30, 2002.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 12, 2002, the Board of Directors approved a transaction in which Directors Edward Crosby and Jeffrey M. Proper in their capacity as members of ECJP Investments, L.L.C., proposed to purchase a total of 5,000,000 restricted common shares of the corporation in return for $50,000 cash. In order to facilitate the restructure of the capital of the corporation and reduce any dilution which will occur from this transaction. David S. Smith, President and Director has agreed to return and retire a total of 3,500,000 shares of common stock. Smith will receive no compensation of any kind for the return of these shares. As of September 20, 2002, the parties have deposited $20,000 of the required total.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Report of Independent Certified Public Accountant dated September 20, 2002 Financial Statements
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:  None

(c) Exhibits


EXHIBIT
NUMBER           DESCRIPTION                                                   METHOD OF FILING
--------         -----------                                                   ----------------

 3.1 *           Articles of incorporation                                     (Incorporated by Reference to
                                                                               Exhibit 3.1 to Form 10SB filed on
                                                                               January 12, 2000)

 3.1a*           Certificates of Amendment to articles of                      (Incorporated by Reference to
                 incorporation                                                 Exhibit 3 to Form 8K filed on
                                                                               February 2, 2001)

 3.1b*           Articles of Merger                                            (Incorporated by Reference to
                                                                               Exhibit 3 to Form 8K filed on
                                                                               January 12, 2000)

 3.2*            By laws                                                       (Incorporated by Reference to
                                                                               Exhibit 3.3 to Form 10SB filed on
                                                                               January 12, 2000)

 4*              Specimen certificate of common stock                          (Incorporated by Reference to
                                                                               Exhibit 4.1 to Form 10SB filed on
                                                                               January 12, 2000)

 10*             Agreement of Plan of Reorganization and Merger                (Incorporated by Reference to
                                                                               Exhibit 3 to Form 8K-A filed on
                                                                               February 2, 2001)

99.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
                 Sabananes-Oxley Act of 2002.


* Incorporated by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


neXstage Corp.


/s/ DAVID S. SMITH
------------------------
David S. Smith, President and Director
Dated:  October 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                                    DATE
---------                          -----                                    ----
/s/ DAVID S. SMITH                 President, Director and                  November 21, 2002
------------------------           Chief Financial Officer

/s/ R. EDWARD CROSBY               Chairman, CEO,                           November 22, 2002
-----------------------            Secretary, Director

                                 neXstage Corp.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE



Report of Independent Public Accountants                                F1

Consolidated Balance Sheet                                              F2

Consolidated Statements of Operations                                   F3

Consolidated Statements of Stockholders' Equity                         F4

Consolidated Statements of Cash Flows                                   F5

Notes to Consolidated Financial Statements                           F-6 - F-9

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
neXstage Corp.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of neXstage Corp. (a Nevada corporation in the development stage), as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001 and the amounts included in the cumulative amounts for the period from April 1, 2000 to March 31, 2002. The consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of the Company for the period from inception through March 31, 2000 which are included within the Accumulated During the Development Stage totals of the statements of operations and cash flows and reflect a cumulative total net loss of 3 percent of the related totals. Those statements were audited by other auditors whose report expressed an unqualified opinion on those financial statements. Our opinion, insofar as it relates to amounts that are included within the Accumulated During the Development Stage totals of the statements of operations and cash flows for the period from inception to March 31, 2000, is based solely upon the report of the other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of neXstage Corp. as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001 and the amounts included in the cumulative amounts for the period from April 1, 2000 to March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
September 20, 2002

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $       644
                                                                 -----------

      Total current assets                                               644

PROPERTY AND EQUIPMENT, net                                            3,007

OTHER ASSETS                                                             799
                                                                 -----------

TOTAL ASSETS                                                     $     4,450
                                                                 ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                               $    59,941
  Accounts payable, related party                                        259
  Note payable, related party                                         16,000
                                                                 -----------


      Total liabilities                                               76,200
                                                                 -----------


COMMITMENTS AND CONTINGENCIES                                           --

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.001 par value;
  100,000,000 shares authorized;
  no shares issued and outstanding                                      --
Common stock -$0.001 par value;
  100,000,000 shares authorized;
  29,717,086 shares issued and outstanding                            29,717
Additional paid in capital                                         4,045,494
Deficit accumulated during the development stage                  (4,146,961)
                                                                 -----------

      Total stockholders' equity (deficit)                           (71,750)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $     4,450
                                                                 ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           ACCUMULATED
                                                                    YEARS ENDED MARCH 31,                  DURING THE
                                                              ----------------------------------           EVELOPMENT
                                                                  2002                  2001                 STAGE
                                                              ------------          ------------          ------------
REVENUES                                                      $       --            $       --            $       --

GENERAL AND ADMINISTRATIVE EXPENSES                                377,386               470,002               873,358
                                                              ------------          ------------          ------------

NET LOSS FROM OPERATIONS                                          (377,386)             (470,002)             (873,358)

OTHER INCOME                                                          --                   1,077                 1,077
                                                              ------------          ------------          ------------

NET LOSS                                                      $   (377,386)         $   (468,925)         $   (872,281)
                                                              ============          ============          ============

PER SHARE INFORMATION:
   Net loss per common share - basic and diluted              $      (0.01)         $      (0.02)         $      (0.03)
                                                              ============          ============          ============

   Basic and diluted weighted average number of
      common shares outstanding                                 28,744,024            25,154,907            26,955,207
                                                              ------------          ------------          ------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                           COMMON STOCK         ADDITIONAL    DEFICIT ACCUMULATED        TOTAL
                                                                      PAR         PAID IN         DURING THE          STOCKHOLDERS'
                                                      SHARES         VALUE        CAPITAL      DEVELOPMENT STAGE    EQUITY (DEFICIT)
                                                    -----------   -----------   -----------    ------------------   ----------------
Balance at March 31, 2000                            24,185,540   $    24,185   $ 3,276,808       $(3,300,650)         $       343

Common stock issued for services                        196,370           198        42,602              --                 42,800

Common stock issued for compensation to officers,
  employees and directors                             2,805,630         2,805       277,757              --                280,562

Common stock issued for cash                            206,250           206       206,044              --                206,250

Net loss                                                   --            --            --            (468,925)            (468,925)
                                                    -----------   -----------   -----------       -----------          -----------

Balance at March 31, 2001                            27,393,790        27,394     3,803,211        (3,769,575)              61,030


Common stock issued for services                         49,346            49         7,714              --                  7,763

Common stock issued for compensation to officers,
   employees and directors                            2,263,450         2,263       224,080              --                226,343

Common stock issued for cash                             10,500            11        10,489              --                 10,500

Net loss                                                   --            --            --            (377,386)            (377,386)
                                                    -----------   -----------   -----------       -----------          -----------

Balance at March 31, 2002                            29,717,086   $    29,717   $ 4,045,494       $(4,146,961)         $   (71,750)
                                                    ===========   ===========   ===========       ===========          -----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           ACCUMULATED
                                                                         YEARS ENDED MARCH 31,             DURING THE
                                                                      ----------------------------         DEVELOPMENT
                                                                         2002               2001              STAGE
                                                                      ---------          ---------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss accumulated during the development stage               $(377,386)         $(468,925)         $(872,281)
        Depreciation                                                        151               --                  241
        Common stock issued for services                                  7,763             42,800             50,563
        Common stock issued for compensation                            226,343            280,562            506,905
      Changes in operating assets and liabilities
        Accounts receivable - related party                                 186               (186)              --
        Accounts payable                                                 28,159              8,766             37,099
        Accounts payable, related parties                                 7,722             10,000             20,222
        Accrued salaries                                                (20,966)            20,966               --
                                                                      ---------          ---------          ---------

           Net cash used in operating activities                       (128,028)          (106,017)          (257,251)
                                                                      ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (350)            (2,448)            (3,248)
  Proceeds from sale of investments                                        --                 --                2,000
  Purchase of other assets                                                 (649)              (150)              (799)
                                                                      ---------          ---------          ---------

           Net cash used in investing activities                           (999)            (2,598)            (2,047)
                                                                      ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                10,500            206,250            216,750
   Repayment of advances from stockholder                                  --                 (500)            (1,800)
   Borrowings of note payable, related party                             20,000             20,000
   Repayment of note payable, related party                              (4,000)            (4,000)
   Common stock exchanged for investments                                  --                 --               22,100
                                                                      ---------          ---------          ---------

           Net cash provided by financing activities                     26,500            205,750            253,050
                                                                      ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                                        (102,527)            97,135             (6,248)

CASH AND CASH EQUIVALENTS, beginning of period                          103,171              6,036              6,892
                                                                      ---------          ---------          ---------

CASH AND CASH EQUIVALENTS, end of period                              $     644          $ 103,171          $     644
                                                                      =========          =========          =========

NON-CASH TRANSACTIONS:

   Common stock issued for services                                   $   7,763          $  42,800          $  50,563
   Common stock issued for compensation                               $ 226,343          $ 280,562          $ 506,905



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentations. These reclassifications had no effect on net loss or equity as of or for the year ended March 31, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS requires the disclosure of the fair value of off-and-on-balance sheet financial instruments. The estimated fair value of financial instruments is determined by the Company using available market information and valuation methodologies. The carrying amounts of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

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

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Total advertising costs expensed during the years ended March 31, 2002 and 2001 was approximately $11,500 and $7,900, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and is comprised of furniture and equipment. Depreciation and amortization is provided using the straight-line method over five to seven years. Total accumulated depreciation as of March 31, 2002 is $241.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The provisions of SFAS No. 141 are effective immediately. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Earlier adoption is permitted for entities with fiscal years beginning after March 15, 2001 but not required.

SFAS No. 141 will require that upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141. Upon adoption of SFAS No. 142, the Company plans to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by April 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 by June 30, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company currently has no identifiable assets that fall under the provisions of SFAS No. 141 and SFAS No. 142 thus these standards have no significant effect on our financial position or operating results.

In October 2001, the FASB also issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121 and portions of Accounting Principles Bulletin Opinion 30, "REPORTING THE RESULTS OF OPERATIONS." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date, as presently required. The Company currently has no identifiable assets that fall under the provisions of SFAS No. 144 thus this standard had no significant effect on our financial position or operating results.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has nominal assets and no current operations with which to create operating capital. The Company has an accumulated deficit at March 31, 2002 of approximately $4,147,000. Management is currently targeting potential businesses for management services and growth potential. neXstage Corp. is still a development stage company. Its current operations are limited to raising capital for the implementation of its planned operations as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

ACCOUNTS PAYABLE, RELATED PARTY

Included in accounts payable, related party at March 31, 2002 is $259 payable to certain officers and employees for expenses incurred on behalf of the Company that are reimbursable.

NOTES PAYABLE, RELATED PARTY

During the year ended March 31, 2002, the Company entered into a $20,000 note payable agreement with a Company that is controlled by the President. Of the amount that has been advanced under the note payable $4,000 has been repaid leaving a remaining unpaid balance of $16,000 as of March 31, 2002. The note payable bears interest at a fixed rate of 10% and matured on August 20, 2002. This loan was subsequently extended for one year under similar terms and will mature on August 20, 2003. This loan is guaranteed by the CEO of the Company with 5,000,000 shares of common stock in the Company that he owns personally.

NOTE 4 -ACQUISITION

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

                                 NEXSTAGE CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 5 - INCOME TAXES

The Company recorded deferred tax assets of approximately $296,000 at March 31, 2002 reflecting the benefit of approximately $872,000 in net operating loss carryforwards, which expire in varying amounts through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes that the Company will not be able to utilize the benefits of the net operating loss carryforward in the near future. Therefore, a 100% valuation allowance has been recorded to offset the deferred tax asset.

NOTE 6 - EMPLOYEE COMPENSATION AGREEMENTS

The Company has entered into employment agreements with four of its key executives. These agreements provide for compensation in the form of common stock. Common stock issued under these agreements during the year ended March 31, 2002 and 2001 totaled 620,000 and 2,026,000 shares, respectively. During the years ended March 31, 2002 and 2001, upon issuance of these common shares the Company recorded compensation expense of $62,000 and $202,600, respectively.

During the year ended March 31, 2002, the Company elected to terminate the employment agreements with three executive officers in return for the issuance of 1,464,000 shares of common stock valued at $146,400.

Common shares to be issued under the remaining employment agreement in the future is as follows:


               YEAR ENDING
                MARCH 31,                        SHARES
              --------------                    ----------

                  2003                           620,000

NOTE 7 - EQUITY TRANSACTIONS

At this time, the Company's future operations are reliant entirely on its ability to raise capital from the placement of its common stock. In order to fund certain operating expenses of the Company, during the years ended March 31, 2002 and 2001, the Company issued shares of common stock of 49,346 and 196,370, respectively, for goods and services having a value of $7,763 and $42,800, respectively. Additionally, as referred to in Note 6 above, key executives of the Company who are critical to carrying out our strategic business plan are also compensated with shares of common stock. Employees other than key executives received 179,450 and 779,630 shares of common stock, respectively, during the years ended March 31, 2002 and 2001 as compensation having a value of $17,945 and $77,963, respectively. During the year ended March 31, 2002 and 2001, the Company issued shares of common stock of 10,500 and 206,250, respectively, generating cash proceeds of $10,500 and $206,250, respectively.

NOTE 8 - SUBSEQUENT EVENT

On June 12, 2002, the Board of Directors approved a transaction in which Directors Edward Crosby and Jeffrey M. Proper in their capacity as members of ECJP Investments, L.L.C., proposed to purchase a total of 5,000,000 restricted common shares of the corporation in return for $50,000 cash. In order to facilitate the restructure of the capital of the corporation and reduce any dilution which will occur from this transaction. David S. Smith, President and Director has agreed to return and retire a total of 3,500,000 shares of common stock. Mr. Smith will receive no compensation of any kind for the return of these shares. As of September 20, 2002, the parties have deposited with the company $20,000 of the required total.